Form 10-Q
period 1995-04-29
JG INDUSTRIES INC/IL/
filed 1995-06-08
CIK 42179

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             April 29, 1995
                               ----------------------------------------

                                       OR

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________

Commission File number                      1-258
                      ----------------------------------------------------------

                              JG INDUSTRIES, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            ILLINOIS                                     36-1141010
- ---------------------------------           ------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

    1615 WEST CHICAGO AVENUE                         CHICAGO, IL  60622
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                   (Zip Code)

                                (312) 850-8000
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes X  No
   ---   ---


       Common Stock outstanding as of April 29, 1995 - 7,054,629 shares
       ----------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                          ITEM 1. FINANCIAL STATEMENTS



Company or group of companies for which report is filed:

                 JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
                 ----------------------------------------------



In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of April 29, 1995, January 28, 1995, and April 30, 1994 and the results of its operations and its cash flows for the quarters ended April 29, 1995 (first quarter of fiscal 1996) and April 30, 1994 (first quarter of fiscal 1995) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto in the Company's latest Annual Report on Form 10-K.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                April 29,   January 28,   April 30,
                                                  1995         1995         1994
                                               ----------  ------------  ----------
    ASSETS
    ------

Current Assets:
  Cash and cash equivalents                       $     4       $ 2,048     $    13
  Receivables, net                                 16,138        23,983      16,256
  Merchandise inventories                          32,629        28,991      31,171
  Other current assets                              1,264         1,193       1,249
                                                  -------       -------     -------

    Total current assets                           50,035        56,215      48,689
                                                  -------       -------     -------

Land, buildings and
 equipment, at cost                                35,503        34,987      33,215

Less accumulated depreciation
 and amortization                                  19,220        18,638      16,830
                                                  -------       -------     -------

                                                   16,283        16,349      16,385
                                                  -------       -------     -------

Deferred income taxes                                 626           626

Leasehold rights, net                                 760           813         937

Other assets                                        2,003         2,004       1,888
                                                  -------       -------     -------

                                                  $69,707       $76,007     $67,899
                                                  =======       =======     =======

LIABILITIES, COMMON STOCK AND
- -----------------------------
  OTHER SHAREHOLDERS' EQUITY
  --------------------------

Current Liabilities:
  Notes payable                                   $ 1,230                   $ 1,350
  Current portion of long-term debt                 1,915       $ 2,382       3,632
  Accounts payable                                 12,780        11,887      12,565
  Accrued liabilities                               8,639        11,499       8,559
  Undelivered sales liability                       4,890         8,983       4,707
  Deferred income taxes                               927         1,120
                                                  -------       -------     -------

    Total current liabilities                      30,381        35,871      30,813
                                                  -------       -------     -------

Long-term debt, less current portion               12,000        11,269      12,812

Minority interest                                  17,097        17,268      13,851

Redeemable preferred stock                          3,183         3,183       3,183

Common stock and other shareholders' equity:
  Common shares; no par value;
   authorized 10,000,000 shares;
   issued 7,209,311 shares                         11,242        11,242      11,242
  Paid-in capital                                   6,129         6,129       5,922
  Accumulated deficit                              (9,046)       (7,676)     (8,646)
  Treasury shares - 154,682, 154,438 and
   154,153 shares at cost, respectively            (1,279)       (1,279)     (1,278)
                                                  -------       -------     -------

                                                    7,046         8,416       7,240
                                                  -------       -------     -------

                                                  $69,707       $76,007     $67,899
                                                  =======       =======     =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
            FOR THE QUARTERS ENDED APRIL 29, 1995 AND APRIL 30, 1994
            --------------------------------------------------------
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)




                                           Quarter     Quarter
                                            Ended       Ended
                                           April 29,   April 30,
                                             1995        1994
                                          ----------  ----------
Net sales                                  $  39,576   $  41,175

Cost of sales                                 24,422      25,361
                                           ---------   ---------

  Gross profit                                15,154      15,814

Selling, general and administrative
 expenses                                     16,513      16,103
                                           ---------   ---------

  Operating loss                              (1,359)       (289)

Interest expense, net                           (296)       (266)

Loss on issuance of stock by subsidiary           (3)         (5)
                                           ---------   ---------

  Loss before income tax provision
   and minority interest                      (1,658)       (560)

Income tax benefit (provision)                   182         (15)
                                           ---------   ---------

  Loss before minority interest               (1,476)       (575)

Minority interest in net loss (income)
 of subsidiaries                                 173         (82)
                                           ---------   ---------

Net loss                                   $  (1,303)  $    (657)
                                           =========   =========

Net loss applicable to common and
  common equivalent shares                 $  (1,370)  $    (703)
                                           =========   =========


Per share net loss applicable to common
  and common equivalent shares             $    (.19)  $    (.10)
                                           =========   =========

Average number of common and common
  equivalent shares outstanding            7,054,694   7,055,158
                                           =========   =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  FOR THE FISCAL YEAR ENDED JANUARY 28, 1995,
                      AND THE QUARTER ENDED APRIL 29, 1995

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)
                                 -------------


                                  Common    Paid-In   Accumulated   Treasury
                                  Shares    Capital     Deficit       Stock     Total
                                 ---------  --------  -----------   ---------  -------
Balances, January 29, 1994        $11,242   $ 4,589     $(7,943)     $(1,278)  $ 6,610

Net income, fiscal 1995                                     487                    487

Gains on sale of H-K stock
 to Jupiter                                   1,540                              1,540

Purchase of 285 common shares                                             (1)       (1)

Dividends accrued on
 redeemable preferred stock                                (220)                  (220)
                                  -------   -------     -------      -------   -------

Balances, January 28, 1995         11,242     6,129      (7,676)      (1,279)    8,416

Net loss, first quarter
 fiscal 1996                                             (1,303)                (1,303)

Purchase of 244 common shares

Dividends accrued on
 redeemable preferred stock                                 (67)                   (67)
                                  -------   -------     -------      -------   -------

Balances, April 29, 1995          $11,242   $ 6,129     $(9,046)     $(1,279)  $ 7,046
                                  =======   =======     =======      =======   =======



                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
            FOR THE QUARTERS ENDED APRIL 29, 1995 AND APRIL 30, 1994
            --------------------------------------------------------
                                 (IN THOUSANDS)
                                 --------------
                                  (UNAUDITED)
                                  -----------



                                                      Quarter     Quarter
                                                       Ended       Ended
                                                      April 29,   April 30,
                                                        1995        1994
                                                     ----------  ----------
Cash flows from operating activities:

 Net loss                                             $(1,303)    $  (657)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                          680         592
   Deferred income taxes                                 (193)
   Minority interest                                     (173)         82
   Loss on issuance of stock
     by subsidiary                                          3           5
   Changes in assets and liabilities:
     Receivables                                        7,845       6,436
     Merchandise inventories                           (3,638)     (3,426)
     Other assets (current)                               (71)       (116)
     Other assets (noncurrent)                             (7)         15
     Accounts payable and accrued liabilities          (6,095)     (4,116)
                                                      -------     -------

     Net cash used in operating activities             (2,952)     (1,185)
                                                      -------     -------

Cash flows from investing activities:

   Capital expenditures                                  (553)       (297)
                                                      -------     -------

     Net cash used in investing activities               (553)       (297)
                                                      -------     -------

Cash flows from financing activities:

   Net short-term borrowings                            1,230       1,350
   Net borrowings (repayments) under
     revolving credit loan                              1,036        (840)
   Principal payments of long-term debt                  (805)       (931)
   Proceeds from exercise of stock options
      at subsidiary                                                     2
                                                      -------     -------
     Net cash provided by (used in)
      financing activities                             1,461        (419)
                                                      -------     -------

Net decrease in cash and cash equivalents              (2,044)     (1,901)

Cash and cash equivalents at beginning of year          2,048       1,914
                                                      -------     -------

Cash and cash equivalents at end of quarter           $     4     $    13
                                                      =======     =======



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 96% of the inventory as of April 29, 1995, January 28, 1995 and April 30, 1994, using the retail method. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $1,894,000, $1,843,000, and $1,493,000 higher at April 29, 1995, January 28, 1995 and April 30, 1994, respectively.

2) Receivables are presented net of allowances for cancellation reserves and doubtful accounts of approximately $234,000 at April 29, 1995, $384,000 at January 28, 1995 and $345,000 at April 30, 1994.

3) Leasehold rights are shown net of accumulated amortization of $2,462,000 at April 29, 1995, $2,409,000 at January 28, 1995 and $2,285,000 at April 30,
    1994.

4) As previously reported, during fiscal 1995, Sussex Group, Ltd. ("Sussex", an indirect majority owned subsidiary of the Company), transferred or sold a total of 800,000 shares of Huffman Koos Inc. ("H-K") common stock to Jupiter Industries, Inc. ("Jupiter"). The transfer of 700,000 shares of this stock on February 4, 1994 was used to repay a $5,075,000 note payable to Jupiter. The remaining 100,000 shares of H-K common Stock was sold to Jupiter on November 30, 1994 for $800,000. As a result of the transfer and sale of these shares, the Company recognized a gain of $1,540,000 in fiscal 1995. This gain was recorded as an increase to paid-in capital and represents the difference between the amount of the note retired and cash received and the proportionate share of H-K net equity represented by these shares.

    Effective May 23, 1995, the Company through Sussex sold an additional 150,000 shares of H-K common stock to Jupiter for $1,125,000. The Company expects to recognize a gain of approximately $175,000 in the second quarter of fiscal 1996 related to this sale. Such gain will be recorded as an increase to paid-in capital.

    Pursuant to the terms of the various stock purchase agreements (the "Agreements"), Sussex has been granted an option to repurchase any or all of the 950,000 H-K shares on or prior to February 4, 1996 for a purchase price ranging from $7.25 to $8.00 per share plus interest on such amount. The Agreements also contain a provision which requires Jupiter to vote the 950,000 H-K shares for the election of a majority of the Board of Directors of H-K as Sussex shall direct. As a result of this voting provision, the Company through Sussex, retains effective control of H-K.

    As a result of the transactions described above, the Company and Jupiter now own 29.9% and 24.2%, respectively, of H-K's outstanding common stock based on the number of H-K shares currently outstanding.

5) During the first quarter of fiscal 1996 and 1995, options to purchase 400 and 2,200 shares, respectively, of common stock of H-K were exercised. Losses of $3,000 and $5,000, respectively, on the issuance of these shares were recorded by the Company with an increase to minority interest as H-K's net book value per share exceeded the option prices.

6) Loss per share applicable to common and common equivalent shares is computed after recognition of the dividend requirements on redeemable preferred stock of $67,000 in fiscal 1996 and $46,000 in fiscal 1995.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Cash and cash equivalents decreased by $2,044,000 during the quarter ended
April 29, 1995 which included approximately $2,952,000 of net cash used in operating activities. Accounts receivable decreased by $7,845,000 and the undelivered sales liability decreased by $4,093,000 due to the record volume of furniture delivery by Huffman Koos Inc. ("H-K") during the first quarter. These deliveries generated cash receipts which were used to decrease accounts payable and accrued expenses by $2,002,000. Inventory increased by approxi mately $3,638,000 due to normal seasonal increases. Approximately $553,000 of net cash was used in investing activities due solely to capital expenditures as described below. Approximately $1,461,000 of net cash was provided by financing activities due to net borrowings on lines of credit of $2,266,000 offset by scheduled debt payments of $805,000.

Goldblatt's Department Stores, Inc. ("Goldblatt's") spent approximately $237,000 on capital expenditures during the first quarter of fiscal 1996 related to normal capital maintenance. Goldblatt's capital expenditures for the balance of fiscal 1996 will be minimal as no new store openings or major store renovations are planned. Goldblatt's had remaining availability of $2,129,000 under its line of credit as of April 29, 1995. The Company believes that Goldblatt's working capital and line of credit will be adequate to fund current operations and service the Company's indebtedness through fiscal 1996.

H-K spent approximately $316,000 on capital expenditures during the first quarter of fiscal 1996, the majority of which related to the renovation of its Bridgewater, New Jersey store. The remodeling was completed in May 1995 at a total cost of approximately $450,000. This completes the refurbishing program initiated in 1993 which encompassed the renovation of all of H-K's older stores. H-K previously announced that it had executed a lease for a new store in Norwalk, Connecticut. This store will open later this year. Total cost of leasehold improvements for this location are expected to approximate $750,000 and will be funded from working capital. H-K had remaining availability of $4,349,000 under its revolving line of credit at April 29, 1995. H-K's operations and available line of credit are expected to adequately fund its working capital requirements during the remainder of fiscal 1996. The assets of H-K are restricted from transfer to the Company under the terms of its loan agreements.

As previously reported, during fiscal 1995, Sussex Group, Ltd. ("Sussex", an indirect majority owned subsidiary of the Company), transferred or sold a total of 800,000 shares of Huffman Koos Inc. ("H-K") common stock to Jupiter Industries, Inc. ("Jupiter"). The transfer of 700,000 shares of this stock on February 4, 1994 was used to repay a $5,075,000 note payable to Jupiter. The remaining 100,000 shares of H-K common Stock was sold to Jupiter on November 30, 1994 for $800,000. As a result of the transfer and sale of these shares, the Company recognized a gain of $1,540,000 in fiscal 1995. This gain was recorded as an increase to paid-in capital and represents the difference between the amount of the note retired and cash received and the proportionate share of H-K net equity represented by these shares.

Effective May 23, 1995, the Company through Sussex sold an additional 150,000 shares of H-K common stock to Jupiter for $1,125,000. The Company expects to recognize a gain of approximately $175,000 in the second quarter of fiscal 1996 related to this sale. Such gain will be recorded as an increase to paid-in capital.

Pursuant to the terms of the various stock purchase agreements (the "Agreements"), Sussex has been granted an option to repurchase any or all of the 950,000 H-K shares on or prior to February 4, 1996 for a purchase price ranging from $7.25 to $8.00 per share plus interest on such amount. The Agreements also contain a provision which requires Jupiter to vote the 950,000 H-K shares for the election of a majority of the Board of Directors of H-K as Sussex shall direct. As a result of this voting provision, the Company through Sussex, retains effective control of H-K. As a result of the transactions described above, the Company and Jupiter now own 29.9% and 24.2%, respectively, of H-K's outstanding common stock based on the number of H-K shares currently outstanding.

                             RESULTS OF OPERATIONS
                             ---------------------


QUARTER ENDED APRIL 29, 1995 (FISCAL 1996) VS.
- ----------------------------------------------
QUARTER ENDED APRIL 30, 1994 (FISCAL 1995)
- ------------------------------------------

Net sales decreased 3.9% over the prior year due to a 9.4% sales decline for the quarter at Goldblatt's. This decrease was the result of cold and rainy weather conditions, delays by the IRS in issuing tax refunds and a general slowing of the economy. The entire Goldblatt's decline came in the first two months of the quarter. Since then Goldblatt's has been on an upward trend showing a 12.0% sales increase for April and a 3.0% increase for May. Huffman Koos sales were essentially flat showing a modest .5% gain.

The Company's gross profit percentage remained relatively constant at 38.3% of sales compared to 38.4% of sales in the prior year. H-K's gross profit percentage remained constant at 43.6% of sales while Goldblatt's gross profit percentage decreased to 31.0% of sales from 31.8% of sales in the prior year. The decrease in Goldblatt's gross profit percentage is the result of an increase in the inventory shrinkage reserve. Management increased the estimated reserve in order to provide for potential errors in the new computer system for recording promotional markdowns. Actual inventory shrinkage results will be known when Goldblatt's completes its mid-year physical inventory count in July 1995.

Selling, general and administrative expenses ("SG&A") increased to 41.7% of sales from 39.1% in the prior year. H-K's SG&A increased to 44.6% of sales from 42.1% of sales in the prior year while Goldblatt's SG&A increased to 35.7% of sales from 33.4% of sales in the prior year. The increase at H-K is the result of increases in handling and delivery expenses due to higher deliveries compared to the prior year, increased costs in the customer service department where investments were made in order to improve customer service levels, and increased occupancy expense due to lease renewals. At Goldblatt's, the increase in SG&A expense as a percentage of sales was due to the sales decline. Actual SG&A expense at Goldblatt's was down approximately $185,000 as expense reductions were achieved in virtually every cost center as management continues to see the benefits of its January 1994 cost reduction program.

Interest expense increased because of increases in the prime rate of interest.

PART II - OTHER INFORMATION
- ---------------------------



Item 5 - Other Information

         None


Item 6 - Exhibits and Reports on Form 8-K

 (a) Exhibits - None

 (b) Reports on Form 8-K - None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto fully authorized.


                                           JG INDUSTRIES, INC.
                                           -------------------
                                              (Registrant)



Date:  June 6, 1995                        /s/ Clarence Farrar
       ------------                        --------------------------
                                           CLARENCE FARRAR
                                           President



                                           /s/ William Guzik
                                           --------------------------
                                           WILLIAM GUZIK
                                           Chief Financial Officer