Form 10-Q
period 1995-07-29
JG INDUSTRIES INC/IL/
filed 1995-09-12
CIK 42179

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              July 29, 1995
                               ----------------------------------------

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------
Commission File number                    1-258
                      ----------------------------------------------------------

                              JG INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            ILLINOIS                                   36-1141010
-------------------------------               ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

  1615 WEST CHICAGO AVENUE                   CHICAGO, IL  60622
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (312) 850-8000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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


        Common Stock outstanding as of July 29, 1995 - 7,062,490 shares
        ---------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                          ITEM 1. FINANCIAL STATEMENTS



Company or group of companies for which report is filed:

                 JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
                 ----------------------------------------------



In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of July 29, 1995, January 28, 1995, and July 30, 1994 and the results of its operations and its cash flows for the thirteen and twenty-six week periods ended July 29, 1995 (fiscal 1996) and July 30, 1994 (fiscal 1995) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

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

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                July 29,   January 28,   July 30,
                                                  1995         1995        1994
                                                --------   -----------   --------
    ASSETS
    ------

Current Assets:
  Cash and cash equivalents                     $    524     $ 2,048     $   511
  Receivables, net                                20,685      23,983      21,874
  Merchandise inventories                         31,063      28,991      29,228
  Other current assets                               971       1,193         983
                                                --------     -------     -------

    Total current assets                          53,243      56,215      52,596
                                                --------     -------     -------

Land, buildings and
 equipment, at cost                               36,058      34,987      33,762

Less accumulated depreciation
 and amortization                                 19,820      18,638      17,406
                                                --------     -------     -------

                                                  16,238      16,349      16,356
                                                --------     -------     -------

Deferred income taxes                                626         626

Leasehold rights, net                                706         813         884

Other assets                                       2,049       2,004       1,887
                                                --------     -------     -------

                                                $ 72,862     $76,007     $71,723
                                                ========     =======     =======

LIABILITIES, COMMON STOCK AND
-----------------------------
  OTHER SHAREHOLDERS' EQUITY
  --------------------------

Current Liabilities:
  Notes payable                                 $  2,750                 $ 1,200
  Current portion of long-term debt                1,727     $ 2,382       3,842
  Accounts payable                                 9,530      11,887       9,220
  Accrued liabilities                             10,751      11,499      10,734
  Undelivered sales liability                      7,837       8,983       7,995
  Deferred income taxes                            1,305       1,120
                                                --------     -------     -------

    Total current liabilities                     33,900      35,871      32,991
                                                --------     -------     -------

Long-term debt, less current portion              11,222      11,269      14,120

Minority interest                                 18,491      17,268      14,669

Redeemable preferred stock                         3,183       3,183       3,183

Common stock and other shareholders' equity:
  Common shares; no par value;
   authorized 10,000,000 shares;
   issued 7,217,311 shares                        11,246      11,242      11,242
  Paid-in capital                                  6,305       6,129       5,922
  Accumulated deficit                            (10,205)     (7,676)     (9,126)
  Treasury shares - 154,821, 154,438 and
   154,153 shares at cost, respectively           (1,280)     (1,279)     (1,278)
                                                --------     -------     -------

                                                   6,066       8,416       6,760
                                                --------     -------     -------

                                                $ 72,862     $76,007     $71,723
                                                ========     =======     =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
      FOR THE 13 AND 26 WEEK PERIODS ENDED JULY 29, 1995 AND JULY 30, 1994
      --------------------------------------------------------------------
                                  (UNAUDITED)

                                          13 WEEKS               26 WEEKS
                                            ENDED                  ENDED
                                   ----------------------  ---------------------
                                     July 29,    July 30,    July 29,    July 30,
                                      1995        1994        1995        1994
                                   ----------   ---------  ----------  ---------
                                         (in thousands, except share data)

Net sales                           $48,540      $49,351     $88,116    $90,526

Cost of sales                        30,319       30,697      54,741     56,058
                                    -------      -------     -------    -------

  Gross profit                       18,221       18,654      33,375     34,468

Selling, general and
  administrative expenses            18,158       17,902      34,671     34,005
                                    -------      -------     -------    -------

  Operating income (loss)                63          752      (1,296)       463

Interest expense, net                  (327)        (352)       (623)      (618)

Loss on sale of asset                    (3)                      (3)

Loss on subsidiary stock
  transactions, net                     (19)          (1)        (22)        (6)
                                    -------      -------     -------    -------

  Income (loss) before income
   tax provision and minority
   interest                            (286)         399      (1,944)      (161)

Income tax provision                   (389)         (10)       (207)       (25)
                                    -------      -------     -------    -------

  Income (loss) before
   minority interest                   (675)         389      (2,151)      (186)

Minority interest in net income
  of subsidiaries                      (417)        (815)       (244)      (897)
                                    -------      -------     -------    -------

  Net loss                          $(1,092)     $  (426)    $(2,395)   $(1,083)
                                    =======      =======     =======    =======

Net loss applicable to
  common and common
  equivalent shares                 $(1,159)     $  (480)    $(2,529)   $(1,183)
                                    =======      =======     =======    =======

Per share loss applicable to
  common and common
  equivalent shares                 $  (.16)     $  (.07)    $  (.36)   $  (.17)
                                    =======      =======     =======    =======

Average number of common
  and common equivalent shares
  outstanding                     7,062,490    7,055,158   7,062,490  7,055,158
                                  =========    =========   =========  =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  FOR THE FISCAL YEAR ENDED JANUARY 28, 1995,
                      AND THE QUARTER ENDED JULY 29, 1995

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)
                                  ------------


                                  Common    Paid-In   Accumulated   Treasury
                                  Shares    Capital     Deficit       Stock     Total
                                 ---------  --------  ------------  ---------  -------

Balances, January 29, 1994        $11,242   $ 4,589      $ (7,943)   $(1,278)   $6,610

Net income, fiscal 1995                                       487                  487

Gains on sale of H-K stock
 to Jupiter                                   1,540                              1,540

Purchase of 285 common shares                                             (1)       (1)

Dividends accrued on
 redeemable preferred stock                                  (220)                (220)
                                  -------   -------      --------    -------    ------
Balances, January 28, 1995         11,242     6,129        (7,676)    (1,279)    8,416

Net loss, twenty-six week
 period ended July 29, 1995                                (2,395)              (2,395)

Gain on sale of H-K stock
 to Jupiter                                     176                                176

Purchase of 244 common shares                                             (1)       (1)

Exercise of stock options               4                                            4

Dividends accrued on
 redeemable preferred stock                                  (134)                (134)
                                  -------   -------      --------    -------    ------
Balances, July 29, 1995           $11,246   $ 6,305      $(10,205)   $(1,280)   $6,066
                                  =======   =======      ========    =======    ======




                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
             FOR THE QUARTERS ENDED JULY 29, 1995 AND JULY 30, 1994
             ------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                    26 Weeks Ended
                                                  -------------------
                                                  July 29,   July 30,
                                                    1995       1994
                                                  -------------------
                                                    (in thousands)
Cash flows from operating activities:

 Net loss                                          $(2,395)   $(1,083)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                   1,345      1,230
     Deferred income taxes                             185
     Minority interest                                 244        897
     Loss on sale of asset                               3
     Loss on issuance of stock
       by subsidiary                                    22          6
     Changes in assets and liabilities:
       Receivables                                   3,298        818
       Merchandise inventories                      (2,072)    (1,483)
       Other assets (current)                          222        150
       Other assets (noncurrent)                       (64)         7
       Accounts payable and accrued liabilities     (4,339)    (2,009)
                                                   -------    -------

       Net cash used in operating activities        (3,551)    (1,467)
                                                   -------    -------

Cash flows from investing activities:

     Proceeds from sale of assets                    1,125
     Capital expenditures                           (1,112)      (844)
                                                   -------    -------

       Net cash provided by (used in)
         investing activities                           13       (844)
                                                   -------    -------

Cash flows from financing activities:

     Net short-term borrowings                       2,750      1,200
     Net borrowings (repayments) under
       revolving credit loan                           958        928
     Principal payments of long-term debt           (1,706)    (1,224)
     Proceeds from exercise of stock options             4
     Proceeds from exercise of stock options
       at subsidiary                                     9          4
     Purchase of treasury shares                        (1)
                                                   -------    -------

       Net cash provided by financing activities     2,014        908
                                                   -------    -------

Net decrease in cash and cash equivalents           (1,524)    (1,403)

Cash and cash equivalents at beginning of year       2,048      1,914
                                                   -------    -------

Cash and cash equivalents at end of
  twenty-six week period                           $   524    $   511
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

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 96% of the inventory as of July 29, 1995, January 28, 1995 and July 30, 1994, using the retail method. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $1,945,000, $1,843,000, and $1,544,000 higher at July 29, 1995, January 28, 1995 and July 30, 1994, respectively.

2) Receivables are presented net of allowances for cancellation reserves and doubtful accounts of approximately $307,000 at July 29, 1995, $384,000 at January 28, 1995 and $474,000 at July 30, 1994.

3) Leasehold rights are shown net of accumulated amortization of $2,515,000 at July 29, 1995, $2,409,000 at January 28, 1995 and $2,338,000 at July 30,
    1994.

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

    Effective May 23, 1995, the Company through Sussex sold an additional 150,000 shares of H-K common stock to Jupiter for $1,125,000. As a result of the sale of these shares, the Company recognized a gain of $176,000. This gain was recorded as an increase to paid-in capital and represents the difference between cash received and the proportionate share of H-K net equity represented by these shares.

    Pursuant to the terms of the various stock purchase agreements (the "Agree-ments"), Sussex has been granted an option to repurchase any or all of the 950,000 H-K shares on or prior to February 4, 1996 for a purchase price ranging from $7.25 to $8.00 per share plus interest on such amount. The Agreements also contain a provision which requires Jupiter to vote the 950,000 H-K shares for the election of a majority of the Board of Directors of H-K as Sussex shall direct. As a result of this voting provision, the Company through Sussex, retains effective control of H-K.

    As a result of the transactions described above, the Company and Jupiter now own 29.9% and 24.2%, respectively, of H-K's outstanding common stock based on the number of H-K shares currently outstanding.

5) The Company used $625,000 of the proceeds from the May 23, 1995 stock sale (described in Note 4) to make payments on JG's $7,125,000 term loan.

6) HK has extended its Modified and Restated Loan and Security Agreement (the "Agreement") with its financial institution to June 30, 1997. Under the terms of the Agreement, the interest note on the revolving loan is .5% above the prime rate.

7) During the first and second quarters of fiscal 1996 and 1995, options to purchase 12,200 and 2,600 shares, respectively, of common stock of H-K were exercised. Losses of $22,000 and $5,000, respectively, on the issuance of these shares were recorded by the Company with an increase to minority interest as H-K's net book value per share exceeded the option prices.

8) Loss per share applicable to common and common equivalent shares is computed after recognition of the dividend requirements on redeemable preferred stock of $134,000 in fiscal 1996 and $100,000 in fiscal 1995.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


Cash and cash equivalents decreased by $1,524,000 during the six months ended July 29, 1995 which included approximately $3,551,000 of net cash used in operating activities. Accounts receivable decreased by $3,298,000 and the undelivered sales liability decreased by $1,146,000 due to the record volume of furniture delivery by Huffman Koos Inc. ("H-K") during the six months ended July 29, 1995. These deliveries generated cash receipts which were used to decrease accounts payable and accrued expenses by $3,435,000. Inventory increased by approximately $2,072,000 due to normal seasonal increases. Approximately $1,112,000 of net cash was used in investing activities due solely to capital expenditures as described below. Approximately $2,014,000 of net cash was provided by financing activities due to net borrowings on lines of credit of $3,708,000 offset by scheduled debt payments of $1,706,000.

Goldblatt's Department Stores, Inc. ("Goldblatt's") spent approximately $449,000 on capital expenditures during the first six months of fiscal 1996 related to normal capital maintenance. Goldblatt's capital expenditures for the balance of fiscal 1996 will be minimal as no new store openings or major store renovations are planned. Goldblatt's had remaining availability of $750,000 under its line of credit as of July 29, 1995. The Company believes that Goldblatt's working capital and line of credit will be adequate to fund current operations and service the Company's indebtedness through fiscal 1996.

H-K spent approximately $663,000 on capital expenditures during the first six months of fiscal 1996, the majority of which related to the renovation of its Bridgewater, New Jersey store. The remodeling was completed in May 1995 at a total cost of approximately $410,000. This completes the refurbishing program initiated in 1993 which encompassed the renovation of all of H-K's older stores. H-K previously announced that it had executed a lease for a new store in Norwalk, Connecticut. This store will open later this year. Total cost of leasehold improvements for this location are expected to approximate $750,000 and will be funded from working capital. H-K had remaining availability of $4,542,000 under its revolving line of credit at July 29, 1995. H-K's operations and available line of credit are expected to adequately fund its working capital requirements during the remainder of fiscal 1996. The assets of H-K are restricted from transfer to the Company under the terms of its loan agreements.

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

Effective May 23, 1995, the Company through Sussex sold an additional 150,000 shares of H-K common stock to Jupiter for $1,125,000. The Company recognized a gain of $176,000 in the second quarter of fiscal 1996 related to this sale. This gain was recorded as an increase to paid-in capital and represents the difference between the cash received and the proportionate share of H-K net equity represented by these shares.

The Company used $625,000 of the proceeds from the May 23, 1995 stock sale (described in Note 4) to make payments on JG's $7,125,000 term loan.

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

HK has extended its Modified and Restated Loan and Security Agreement (the "Agreement") with its financial institution to June 30, 1997. Under the terms of the Agreement, the interest note on the revolving loan is .5% above the prime rate. Available borrowings of up to $5,500,000 are predicted on 40% of eligible inventory.

                             RESULTS OF OPERATIONS
                             ---------------------


THIRTEEN WEEKS ENDED JULY 29, 1995 (FISCAL 1996) VS.
----------------------------------------------------
THIRTEEN WEEKS ENDED JULY 30, 1994 (FISCAL 1995)
------------------------------------------------

Net sales decreased 1.6% over the prior year due to a 3.3% sales decline for the quarter at H-K. H-K is currently experiencing the effects of poor economy as evidenced by a significant decrease in the resale of existing homes and new home starts in the Northern New Jersey area of approximately 26%. Goldblatt's sales of $17,745,000 were up 1.4% against the prior year of $17,503,000.

The Company's gross profit percentage remained relatively constant at 37.5% of sales, compared to 37.8% of sales in the prior year. H-K's gross profit percentage increased to 41.1% of sales from 40.5% of sales due to lower promotional markdowns. Goldblatt's gross margin percentage decreased to 31.4% of sales from 32.8% of sales in the prior year. This decrease is the result of higher than expected inventory shrinkage.

Selling, general and administrative expenses ("SG&A") increased to 37.4% of sales from 36.3% of sales in the prior year. H-K's SG&A increased to 37.2% of sales from 35.7% of sales in the prior year, while Goldblatt's SG&A increased to 35.8% of sales from 35.4% of sales in the prior year. The increase at H-K is the result of increases in handling and delivery expenses due to higher deliveries compared to the prior year, increased costs in the customer service department where investments were made in order to improve customer service levels and increased occupancy expense due to lease renewals.

Interest expense decreased because of lower indebtedness at JG resulting from the fiscal 1995 and 1996 debt repayments.



TWENTY-SIX WEEKS ENDED JULY 29, 1995 (FISCAL 1996) VS.
------------------------------------------------------
TWENTY-SIX WEEKS ENDED JULY 30, 1994 (FISCAL 1995)
--------------------------------------------------

Net sales decreased 2.7% for the twenty-six weeks ended July 29, 1995 due to a 4.1% sales decline at Goldblatt's. This decrease was the result of cold and rainy weather conditions during the first two months of the year and a general slowing of the economy. H-K sales decreased 1.7% to $53,830,000 from $54,764,000 in the prior year. This decrease is due to an extremely soft economy during the second quarter.

The Company's gross profit percentage remained relatively constant at 37.9% of sales compared to 38.1% of sales in the prior year. H-K's gross margin percentage increased slightly to 42.1% of sales from 41.8% of sales in the prior year, while Goldblatt's gross margin percentage decreased to 31.2% of sales from 32.3% of sales in the prior year. The decrease in Goldblatt's gross margin percentage is the result of higher markdowns and higher than expected inventory shrinkage.

SG&A increased to 39.3% of sales from 37.6% of sales in the prior year. H-K's SG&A increased to 40.4% of sales from 38.4% of sales in the prior year, while Goldblatt's SG&A increased to 35.8% of sales from 34.4% of sales in the prior year. The increase at H-K is the result of increases in handling and delivery expenses due to higher deliveries compared to the prior year, increased costs in the customer service department where investments were made in order to improve customer service levels and increased occupancy expense due to lease renewals. At Goldblatt's, the increase in SG&A expense as a percentage of sales was due to the sales decline. Actual SG&A expense at Goldblatt's was down approximately $21,000.

Interest expense increased because of increases in the prime rate of interest.

                          PART II - OTHER INFORMATION
                          ---------------------------



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


                                             JG INDUSTRIES, INC.
                                             -------------------
                                                 (Registrant)



Date:    September 11, 1995
         ------------------

                                             /s/ Clarence Farrar
                                             --------------------------
                                             CLARENCE FARRAR
                                             President and
                                             acting Chief Financial Officer