Form 10-Q
period 1995-10-28
JG INDUSTRIES INC/IL/
filed 1995-12-15
CIK 42179

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           October 28, 1995
                               -------------------------------------------------

                                      OR

                [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________________ to _____________________

Commission File number                       1-258
                       ---------------------------------------------------------

                              JG INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         ILLINOIS                                        36-1141010
-------------------------------                ---------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

  1615 WEST CHICAGO AVENUE                         CHICAGO, IL  60622
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


      Common Stock outstanding as of October 29, 1995 - 7,061,989 shares
--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                         ITEM 1. FINANCIAL STATEMENTS



Company or group of companies for which report is filed:

                JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
                ----------------------------------------------



In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of October 28, 1995, January 28, 1995, and October 29, 1994 and the results of its operations and its cash flows for the thirteen and thirty-nine week periods ended October 28, 1995 (fiscal 1996) and October 29, 1994 (fiscal 1995) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

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

                                               JG INDUSTRIES, INC. AND SUBSIDIARIES
                                               ------------------------------------
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                               -------------------------------------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)


                                                                   October 28,          January 28,          October 29,
                                                                       1995                 1995                 1994
                                                                   -----------          -----------          -----------
    ASSETS
    ------

Current Assets:
  Cash and cash equivalents                                            $11,728              $ 2,048              $     8
  Receivables, net                                                         817               23,983               20,365
  Merchandise inventories                                               14,153               28,991               30,610
  Due from Jupiter                                                       1,265
  Other current assets                                                     362                1,193                1,331
                                                                       -------              -------              -------
    Total current assets                                                28,325               56,215               52,314
                                                                       -------              -------              -------
Land, buildings and
 equipment, at cost                                                     24,287               34,987               34,185

Less accumulated depreciation
 and amortization                                                       14,064               18,638               17,999
                                                                       -------              -------              -------
                                                                        10,223               16,349               16,186
                                                                       -------              -------              -------
Deferred income taxes                                                                           626

Leasehold rights, net                                                      (29)                 813                  832

Other assets                                                             1,469                2,004                1,927
                                                                       -------              -------              -------
                                                                       $39,988              $76,007              $71,259
                                                                       =======              =======              =======

LIABILITIES, COMMON STOCK AND
-----------------------------
  OTHER SHAREHOLDERS' EQUITY
  --------------------------

Current Liabilities:
  Notes payable                                                        $ 3,469                                   $ 1,250
  Current portion of long-term debt                                      1,227              $ 2,382                2,882
  Accounts payable                                                       7,433               11,887               13,623
  Accrued liabilities                                                    4,613               11,499               10,168
  Undelivered sales liability                                                                 8,983                6,140
  Deferred income taxes                                                                       1,120
                                                                       -------              -------              -------
    Total current liabilities                                           16,742               35,871               34,063
                                                                       -------              -------              -------
Long-term debt, less current portion                                     8,469               11,269               11,748

Minority interest                                                        1,618               17,268               15,331

Redeemable preferred stock                                               3,183                3,183                3,183

Common stock and other shareholders' equity:
  Common shares; no par value;
   authorized 10,000,000 shares;
   issued 7,217,311 shares                                              11,246               11,242               11,242
  Paid-in capital                                                        5,017                6,129                5,922
  Accumulated deficit                                                   (5,002)              (7,676)              (8,952)
  Treasury shares - 155,322, 154,438 and
   154,260 shares at cost, respectively                                 (1,285)              (1,279)              (1,278)
                                                                       -------              -------              -------
                                                                         9,976                8,416                6,934
                                                                       -------              -------              -------
                                                                       $39,988              $76,007              $71,259
                                                                       =======              =======              =======

                                       The accompanying notes are an integral part of these
                                           condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
   FOR THE 13 AND 39 WEEK PERIODS ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994
   --------------------------------------------------------------------------
                                  (UNAUDITED)


                                             13 WEEKS                      39 WEEKS
                                               ENDED                         ENDED
                                      -----------------------       -----------------------
                                      October 28,  October 29,      October 28,  October 29,
                                         1995         1994             1995         1994
                                      ----------   ----------       ----------   ----------
                                                (in thousands, except share data)
Net sales from
  continuing operations               $   18,367   $   19,030       $   52,653   $   54,792

Cost of sales                             12,067       12,599           35,664       36,805
                                      ----------   ----------       ----------   ----------
  Gross profit                             6,300        6,431           16,989       17,987

Selling, general and
  administrative expenses                  6,592        6,286           19,541       18,891
                                      ----------   ----------       ----------   ----------
  Gain (loss) from continuing
   operations                               (292)         145           (2,552)        (904)

Interest expense, net                       (270)        (250)            (793)        (706)

Loss on sale of asset                                                       (3)

Loss on subsidiary stock
  transactions, net                                                        (23)          (6)

Minority interest in net income
  of subsidiaries                           (359)         (37)            (402)        (100)
                                      ----------   ----------       ----------   ----------
  Loss before income tax
   provision and discontinued
   operations                               (921)        (142)          (3,773)      (1,716)

Income tax provision                         (13)         (12)             (35)         (37)
                                      ----------   ----------       ----------   ----------
  Loss before discontinued
   operations                               (934)        (154)          (3,808)      (1,753)

Discontinued operations:
  Income from operations, net
   of applicable income taxes                 82          385              561          901

  Gain on sale of discontinued
   operations, including income
   during phase-out period, less
   applicable income taxes                 6,121                         6,121
                                      ----------   ----------       ----------   ----------
  Income from discontinued
   operations                              6,203          385            6,682          901
                                      ----------   ----------       ----------   ----------
  Net income (loss)                   $    5,269   $      231       $    2,874   $     (852)
                                      ==========   ==========       ==========   ==========
Net income (loss) applicable
  to common and common
  equivalent shares                   $    5,203   $      174       $    2,674   $   (1,009)
                                      ==========   ==========       ==========   ==========
  Loss per common share from
    continuing operations             $     (.13)  $     (.02)      $     (.54)  $     (.25)
                                      ==========   ==========       ==========   ==========
  Earnings (loss) per common share    $      .74   $      .02       $      .38   $     (.14)
                                      ==========   ==========       ==========   ==========
Average number of common
  and common equivalent shares
  outstanding                          7,062,141    7,055,145        7,059,785    7,055,153
                                      ==========   ==========       ==========   ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  FOR THE FISCAL YEAR ENDED JANUARY 28, 1995,
                     AND THE QUARTER ENDED OCTOBER 28, 1995

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                 -------------

                                   Common    Paid-In   Accumulated   Treasury
                                   Shares    Capital     Deficit       Stock     Total
                                  ---------  --------  ------------  ---------  --------
Balances, January 29, 1994         $11,242    $4,589       $(7,943)   $(1,278)  $ 6,610

Net income, fiscal 1995                                        487                  487

Gains on sale of H-K stock
 to Jupiter                                    1,540                              1,540

Purchase of 285 common shares                                              (1)       (1)

Dividends accrued on
 redeemable preferred stock                                   (220)                (220)
                                   -------    ------       -------    -------   -------
Balances, January 28, 1995          11,242     6,129        (7,676)    (1,279)    8,416

Net income, thirty-nine week
 period ended October 28, 1995                               2,874                2,874

Gain on sale of H-K stock to
 Jupiter                                         176                                176

Loss on purchase of H-K stock
 from Jupiter                                 (1,288)                            (1,288)

Other                                    4                                 (6)       (2)

Dividends accrued on
 redeemable preferred stock                                   (200)                (200)
                                   -------    ------       -------    -------   -------
Balances, October 28, 1995         $11,246    $5,017       $(5,002)   $(1,285)  $ 9,976
                                   =======    ======       =======    =======   =======



                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
         FOR THE QUARTERS ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994
         ------------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                        39 Weeks Ended
                                                  ---------------------------
                                                  October 28,     October 29,
                                                     1995            1994
                                                  -----------     -----------
                                                         (in thousands)
Cash flows from operating activities:

    Loss from continuing operations                 $(3,808)        $(1,753)
    Income from discontinued operations               6,682             901
                                                    -------         -------

      Net income (loss)                               2,874            (852)

  Adjustments to reconcile net income (loss)
   to net cash (used in) provided by
   operating activities:
     Depreciation and amortization                    2,051           1,883
     Deferred income taxes                              766
     Minority interest                                1,197           1,557
     Gain on sale of assets and
       discontinued operations                       (6,078)
     Loss on issuance of stock
       by subsidiary                                     23               6
     Changes in assets and liabilities;
       net of effects of discontinued
       operations
         Receivables                                  3,627           2,327
         Merchandise inventories                     (5,451)         (2,865)
         Other assets (current)                         120            (198)
         Other assets (noncurrent)                      (69)            (41)
         Accounts payable and accrued liabilities    (1,095)            (40)
                                                    -------         -------

       Net cash (used in) provided by
         operating activities                        (2,035)          1,777
                                                    -------         -------

Cash flows from investing activities:

    Net proceeds from sale of assets and
      discontinued operations                        11,827
    Capital expenditures                             (1,361)         (1,267)
                                                    -------         -------
      Net cash provided by (used in)
        investing activities                         10,466          (1,267)
                                                    -------         -------

Cash flows from financing activities:

    Net short-term borrowings                         3,469           1,250
    Net repayments under
      revolving credit loan                                          (2,173)
    Principal payments of long-term debt             (2,231)         (1,499)
    Proceeds from exercise of stock options               4               6
    Proceeds from exercise of stock options
      at subsidiary                                      13
    Purchase of treasury shares                          (6)
                                                    -------         -------

      Net cash provided by (used in)
        financing activities                          1,249          (2,416)
                                                    -------         -------

Net increase (decrease) in cash and
  cash equivalents                                    9,680          (1,906)

Cash and cash equivalents at beginning of year        2,048           1,914
                                                    -------         -------

Cash and cash equivalents at end of
  thirty-nine week period                           $11,728         $     8
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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 86% of the inventory as of October 28, 1995, January 28, 1995 and October 29, 1994, using the retail method. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $39,000, $1,843,000, and $1,615,000 higher at October 28, 1995, January 28,
     1995 and October 29, 1994, respectively.

2) Receivables are presented net of allowances for cancellation reserves and doubtful accounts of approximately $0 at October 28, 1995, $384,000 at January 28, 1995 and $452,000 at October 29, 1994.

3) Leasehold rights are shown net of accumulated amortization of $2,517,000 at October 28, 1995, $2,409,000 at January 28, 1995 and $2,390,000 at October
     29, 1994.

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

     Effective May 23, 1995, the Company through Sussex sold an additional 150,000 shares of H-K common stock to Jupiter for $1,125,000. As a result of the sale of these shares, the Company recognized a gain of $176,000. This gain was recorded as an increase to paid-in capital and represents the difference between cash received and the proportionate share of H-K net equity represented by these shares. The Company used $625,000 of the proceeds from the May 23, 1995 stock sale to make payments on JG's $7,125,000 term loan.

     Pursuant to the terms of the various stock purchase agreements (the "Agreements"), Sussex has been granted an option to repurchase any or all of the 950,000 H-K shares on or prior to February 4, 1996 for a purchase price ranging from $7.25 to $8.00 per share plus interest on such amount. The Agreements also contained a provision which required Jupiter to vote the 950,000 H-K shares for the election of a majority of the Board of Directors of H-K as Sussex shall direct. As a result of this voting provision, the Company through Sussex, retained effective control of H-K. Jupiter and Sussex collectively owned of record 2,200,000 H-K shares, representing approximately 55.9% of the total issued and outstanding H-K shares at October 28, 1995.

     As previously reported, pursuant to an Agreement and Plan of Merger dated September 18, 1995, stockholders of H-K stock received a tender offer from unrelated third party on September 25, 1995 to acquire all of the issued and outstanding H-K shares at a per share purchase price of $9.375 in cash. Upon consumption of the tender offer on October 27, 1995, Sussex sold its 1,250,000 H-K shares for an aggregate cash consideration of approximately $11,719,000. On October 27, 1995, pursuant to an agreement dated September 18, 1995 between Jupiter and Sussex, Sussex also exercised its option to repurchase the 950,000 H-K shares for the total purchase price of $7,000,000 plus interest of approximately $641,000, and instructed Jupiter to tender the 950,000 H-K shares. As a result of the repurchase, the Company recorded a $1,288,000 loss. This loss was recorded as a decrease to paid-in capital and represents the difference between the total cash due to Jupiter and the proportionate portion of H-K equity represented by these shares. The Company also recorded a receivable from Jupiter of approximately $1,265,000. This receivable represents the difference between proceeds from the sale of $8,906,000 and $7,641,000 owed to Jupiter by Sussex. The $6,121,000 gain on sale of discontinued operations for the quarter ending October 28, 1995 includes a $6,078,000 gain on sale of the 2,200,000 H-K shares (less applicable income tax of $342,000 and expenses), and $382,000 of net income from discontinued operations during the phase-out period from the measurement date of September 25, 1995, net of applicable income taxes of $332,000.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

Subsequent to October 28, 1995, the Company used the proceeds from the transaction to repay all debt outstanding under the Company's term loan of approximately $6,250,000 plus interest. $3,500,000 was placed as collateral required by the lender on the Goldblatt's line of credit. This amount was reduced to $2,000,000 on November 23, 1995.

As a result of the transactions described above, previously issued consolidated statements of operations have been restated to reflect H-K as a discontinued operation.

Summarized results of H-K business are as follows:

                               13 WEEKS                 39 WEEKS
                                 ENDED                    ENDED
                       ------------------------  ------------------------
                       October 28,  October 29,  October 28,  October 29,
                          1995         1994         1995         1994
                       -----------  -----------  -----------  -----------
                                        (in thousands)
Net sales                  $30,978      $30,145      $84,808      $84,909

Costs and expenses          29,527       29,137       82,894       82,551
                           -------      -------      -------      -------

  Income before
   income taxes              1,451        1,008        1,914        2,358

Income taxes                   581                       766
                           -------      -------      -------      -------

  Net Income               $   870      $ 1,008      $ 1,148      $ 2,358
                           =======      =======      =======      =======


Net assets of the discontinued business are as follows:

                                          January 28,      October 29,
                                             1995             1994
                                          ----------       -----------
                                                (in thousands)
Cash and cash equivalents                 $  1,630
Receivables, net                            23,728           $ 19,534
Merchandise inventories                     19,325             17,872
Land, buildings and equipment
  net of accumulated depreciation            5,566              5,096
Other assets                                 2,669              2,470
Current Liabilities                        (26,513)           (20,525)
Long-term debt, net of current portion      (1,562)            (1,594)
                                          --------           --------
  Net assets of the discontinued
    business                              $ 24,843           $ 22,853
                                          ========           ========


5) During the first and second quarters of fiscal 1996 and 1995, options to purchase 13,480 and 3,800 shares, respectively, of common stock of H-K were exercised. Losses of $23,000 and $6,000, respectively, on the issuance of these shares were recorded by the Company with an increase to minority interest as H-K's net book value per share exceeded the option prices.

6) Loss per share applicable to common and common equivalent shares is computed after recognition of the dividend requirements on redeemable preferred stock of $200,000 in fiscal 1996 and $157,000 in fiscal 1995.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Cash and cash equivalents increased by $9,680,000 during the nine months ended October 28, 1995 which included approximately $2,035,000 of net cash used in operating activities. Accounts receivable decreased by $3,627,000 and the undelivered sales liability decreased by $2,339,000 due to the record volume of furniture delivery by Huffman Koos Inc. ("H-K") during the nine months ended October 28, 1995. These deliveries generated cash receipts which were used to decrease accrued expenses by $881,000. Inventory increased by approximately $5,451,000 due to normal seasonal increases. Approximately $1,361,000 of net cash was used in investing activities due solely to capital expenditures as described below. Approximately $12,844,000 was provided from sale of H-K stock, reduced by $1,017,000 of H-K cash at October 28, 1995. Approximately $1,249,000 of net cash was provided by financing activities due to net borrowings on lines of credit of $3,469,000 offset by scheduled debt payments of $2,300,000.

Goldblatt's Department Stores, Inc. ("Goldblatt's") spent approximately $583,000 on capital expenditures during the first nine months of fiscal 1996 related to normal capital maintenance. Goldblatt's capital expenditures for the balance of fiscal 1996 will be minimal as no new store openings or major store renovations are planned. Goldblatt's had remaining availability of $31,000 under its line of credit as of October 28, 1995. The amount available under the line of credit at November 25, 1995 was $1,031,000. The Company believes that Goldblatt's working capital and line of credit will be adequate to fund current operations and service the Company's indebted ness through fiscal 1996.

H-K spent approximately $777,000 on capital expenditures during the first nine months of fiscal 1996, the majority of which related to the renovation of its Bridgewater, New Jersey store. The remodeling was completed in May 1995 at a total cost of approximately $410,000.

As previously reported, pursuant to an Agreement and Plan of Merger dated September 18, 1995, stockholders of H-K stock received a tender offer on September 25, 1995 to acquire all of the issued and outstanding H-K shares at a per share purchase price of $9.375 in cash. Upon consumption of the tender offer on October 27, 1995, Sussex sold its 1,250,000 H-K shares for an aggregate cash consideration of approximately $11,719,000. On October 27, 1995, pursuant to an agreement dated September 18, 1995 between Jupiter and Sussex, Sussex also exercised its option to repurchase the 950,000 H-K shares for the total purchase price of $7,000,000 plus interest of approximately $641,000, and instructed Jupiter to sell the 950,000 H-K shares. As a result of the repurchase, the Company recorded a $1,288,000 loss. This loss was recorded as a decrease to paid-in capital and represents the difference between the total cash due to Jupiter and the proportionate portion of H-K equity represented by these shares. The Company also recorded a receivable from Jupiter of approximately $1,265,000. This receivable represents the difference between proceeds from the sale of $8,906,000 and $7,641,000 owed to Jupiter by Sussex. The $6,121,000 gain on sale of discontinued operations for the quarter ending October 28, 1995 includes a $6,078,000 gain on sale of the 2,200,000 H-K shares (less applicable income tax of $342,000 and expenses), and $382,000 of net income from discontinued operations during the phase-out period from the measurement date of September 25, 1995, net of applicable income taxes of $332,000.

Subsequent to October 28, 1995, the Company used the proceeds from the transaction to repay all debt outstanding under the Company's term loan of approximately $6,250,000 plus interest. $3,500,000 was placed as collateral required by the lender on the Goldblatt's line of credit. This amount was reduced to $2,000,000 on November 23, 1995.

                             RESULTS OF OPERATIONS
                             ---------------------


THIRTEEN WEEKS ENDED OCTOBER 28, 1995 (FISCAL 1996) VS.
-------------------------------------------------------
THIRTEEN WEEKS ENDED OCTOBER 29, 1994 (FISCAL 1995)
---------------------------------------------------

Net sales from continuing operations decreased 3.5% over the prior year due to a sales decline for the quarter at Goldblatt's. Both apparel and hardlines suffered during the quarter. Customer concerns over steady employment have caused an apparent lack of consumer confidence, and consumers have remained cautious in the use of their disposable income. Goldblatt's sales have been on an upward trend showing a 4.9% increase in November.

The Company's gross profit percentage remained relatively constant at 34.3% of sales, compared to 33.8% of sales in the prior year. The slight increase is due to less than expected markdowns.

Selling, general and administrative expenses ("SG&A") increased to 35.9% of sales from 34.0% of sales in the prior year. The fixed nature of costs associated with operating stores, coupled with the store sales decline, was the main reason for the increase in Goldblatt's SG&A percentage.

Interest expense increased because of the interest paid to Jupiter upon exercise of the option to buy back the 950,000 H-K common shares, partially offset by lower indebtedness at JG resulting from the fiscal 1995 and 1996 debt repayments.



THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995 (FISCAL 1996) VS.
----------------------------------------------------------
THIRTY-NINE WEEKS ENDED OCTOBER 29, 1994 (FISCAL 1995)
------------------------------------------------------

Net sales from continuing operations decreased 3.9% for the thirty-nine weeks ended October 28, 1995. This decrease was the result of cold and rainy weather conditions during the first two months of the year and continued restrain in customers' use of available income.

The Company's gross profit percentage remained relatively constant at 32.3% of sales compared to 32.8% of sales in the prior year.

SG&A increased to 37.1% of sales from 34.4% of sales in the prior year. The increase in SG&A expense as a percentage of sales was due to the sales decline. Actual SG&A expense at Goldblatt's was down approximately $29,000.

Interest expense increased because of increases in the prime rate of interest as well as the interest paid to Jupiter upon exercise of the option to buy back the 950,000 of H-K common stock.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 5 - Other Information

         None


Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits - None

  (b)  Reports on Form 8-K

       1) Form 8-K dated October 2, 1995 detailing the Agreement and Plan of Merger between H-K, HK Acquisition Company, Inc. and Breuner's Home Furnishings Corporation, and the Stockholders Agreement between Jupiter and Sussex.

       2) Form 8-K dated November 9, 1995 detailing the sale of 1,250,000 H-K shares by Sussex.

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


                              JG INDUSTRIES, INC.
                              -------------------
                                 (Registrant)


Date: December 14, 1995
      -----------------


                              /s/ William Hellman
                              ---------------------
                              William Hellman
                              Chairman