Form 10-K
period 1996-01-27
JG INDUSTRIES INC/IL/
filed 1996-05-10
CIK 42179

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended January 27, 1996
                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      For the transition period from to
                           COMMISSION FILE NO. 1-258

                              JG INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               ILLINOIS                              36-1141010
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

       1615 WEST CHICAGO AVENUE,                        60622
           CHICAGO, ILLINOIS                         (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 850-8000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                    ON WHICH REGISTERED
      COMMON STOCK, NO PAR VALUE               CHICAGO STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock held by nonaffiliates of the Registrant on April 5, 1996 was approximately $2,565,607. On that date there were 7,061,914 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I and III incorporate by reference certain information to be included in Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for August 6, 1996.

  Index to Exhibits on Pages 36 through 40.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

ITEM 1. BUSINESS

                              GENERAL INFORMATION

  JG Industries, Inc. ("JG") is an Illinois corporation which was organized on February 27, 1928. Effective July 23, 1985 the name of the company was changed from Goldblatt Bros., Inc. to JG Industries, Inc. JG and its subsidiaries are hereinafter collectively referred to as the Company. The Company's continuing operations are comprised of thirteen discount department stores located in the Chicago, Illinois vicinity and one in Indiana.

  As of January 27, 1996, Jupiter Industries, Inc. ("Jupiter") was the owner of 3,879,773 shares or approximately 55% of the Company's outstanding common stock.

                ACQUISITIONS, PUBLIC OFFERING AND DISPOSITIONS

  On November 7, 1984, Gold Shoes, Inc. ("Gold Shoes") through its subsidiaries acquired all of the outstanding capital stock of the Milgram-Kagan Corporation ("M-K"), a retail shoe store operation which was based in a suburb of Chicago, Illinois. At that time Gold Shoes was owned 80% by JG and 20% by Jupiter. The consideration paid was comprised of a fixed purchase price of $9,800,000 and a contingent purchase price based upon future cash flow of M-K as defined in the agreement. On November 24, 1992, M-K filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code ("the Code"). Under provisions of the Code, M-K operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court ("the Court"). As a result of the filing and the placement of control of M-K's operations under the jurisdiction of the Court, the Company discontinued consolidation of M-K as of November 24, 1992. On March 3, 1993, the Court approved the sale of all the remaining shoe stores and M-K ceased operation as a retail shoe store business on March 16, 1993. Accordingly, the retail shoe store segment was presented as a discontinued operation in the consolidated financial statements.

  Effective as of October 29, 1993, the Company sold to Jupiter its 80% interest in Gold Shoes for $225,000. This sale reduced the Company's net operating loss carryforward by the amount of Gold Shoes' net operating loss carryforward of $6.5 million. The gain on the sale of $212,000 was recorded as an increase to paid-in capital in fiscal 1994. The Company has no remaining interest in Gold Shoes or its subsidiary, M-K.

  On January 10, 1985, Sussex Group, Ltd. ("Sussex") acquired substantially all of the assets and properties comprising Household Merchandising, Inc.'s Furniture Group consisting of 32 retail furniture stores and five warehouses, and the furniture contained therein. The three operating divisions included in this acquisition were Huffman Koos, Barker Bros. and Colby's. The aggregate consideration paid by Sussex for this acquisition was approximately $38,000,000. At the time of the acquisition, Sussex was an indirect majority-owned subsidiary of SGH, Inc. ("SGH") which was owned 80% by JG and 20% by Jupiter.

  On November 12, 1986, Sussex transferred the assets and liabilities of its Huffman Koos division, along with approximately $22,200,000 of acquisition indebtedness, to the newly formed Huffman Koos Inc. ("H-K"). In connection with this transfer, H-K issued 2,200,000 shares (100%) of its common stock to Sussex. On November 13, 1986, H-K issued 1,800,000 additional common shares to the public in connection with an initial public offering, pursuant to the terms of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 33-7327) as filed with the Securities and Exchange Commission on November 13, 1986, leaving Sussex with 55% of the issued and outstanding shares. The net proceeds of approximately $16,200,000 from the offering were used to repay a substantial portion of the acquisition indebtedness which had been transferred to H-K.

  On April 15, 1987, Sussex sold certain assets and liabilities of its Colby's division for approximately $6,650,000, net of certain contractual adjustments between the parties. Proceeds received at the closing were used to reduce the indebtedness of Sussex.

  Effective August 1, 1989, Sussex sold all the net assets and properties of its Barker Bros. division for approximately $17,338,000, net of expenses. A portion of the proceeds was used to repay indebtedness of Sussex.

  At the Company's Annual Meeting of Shareholders on July 20, 1993, the shareholders approved a 3,000,000 share increase to the Company's authorized capital stock and an Agreement and Plan of Merger (the "Agreement") between the Company and SGH. Under the terms of the Agreement, SGH was merged with and into the Company, with the Company being the surviving corporation. The shares of SGH owned by the Company were canceled and the shares of SGH owned by Jupiter were converted into the right to receive 1,127,000 shares of the Company's common stock.

  The merger was completed on July 27, 1993 and the 1,127,000 shares of the Company's common stock were issued to Jupiter on August 4, 1993. As a result of this stock issuance, Jupiter's ownership interest in JG was increased from approximately 46.4% to 55%.

  Between fiscal 1989 and 1991, a subsidiary of JG acquired a total of 130,000 common shares of H-K for $339,000. During fiscal 1994, this subsidiary sold 40,000 shares of this H-K stock in the public market for approximately $292,000. In addition, H-K purchased as treasury stock the remaining 90,000 shares of its common stock owned by this subsidiary for $495,000. As a result of these sales JG recognized a gain of approximately $169,000 in fiscal 1994 representing the difference between the selling price of these shares and the proportionate share of H-K's net equity represented by these shares.

  Effective as of October 29, 1993, the Company, Sussex and Jupiter entered into a Stock Purchase and Loan Agreement. Under the terms of the agreement, the Company, through Sussex, borrowed $5,075,000 from Jupiter on October 29, 1993. The note was repaid per the terms of the agreement on February 4, 1994 by the transfer of 700,000 shares of H-K common stock from Sussex to Jupiter, along with interest at the prime rate.

  Effective November 30, 1994, Sussex and Jupiter entered into a Stock Purchase Agreement whereby Sussex sold an additional 100,000 shares of H-K common stock to Jupiter for $800,000.

  As a result of the transfer and sale of the 800,000 shares, the Company recognized a gain of $1,540,000 in fiscal 1995. This gain was recorded as an increase to paid-in capital and represents the difference between the amount of the note retired and cash received and the amount of H-K net equity represented by these shares.

  Effective May 23, 1995, Sussex and Jupiter entered into a Stock Purchase Agreement whereby Sussex sold an additional 150,000 shares of H-K common stock to Jupiter for $1,125,000. As a result of the sale of these shares, the Company recognized a gain of $176,000. This gain was recorded as an increase to paid-in capital and represents the difference between cash received and the amount of H-K net equity represented by these shares. The Company used $625,000 of the proceeds to make payments on JG's $7,125,000 term loan.

  The Stock Purchase and Loan Agreement and Stock Purchase Agreement (the "Agreements") contained a provision which allowed Sussex to repurchase any or all of the 950,000 H-K shares for a purchase price ranging from $7.25 to $8.00 per share plus interest on such amount. The Agreements also contained a provision which required Jupiter to vote the 950,000 H-K shares for the election of a majority of the Board of Directors of H-K as Sussex shall direct. As a result of this voting provision, the Company through Sussex, retained effective control of H-K. The Company and Jupiter collectively owned of record 2,200,000 of H-K shares, representing approximately 55.9% of the total issued and outstanding H-K shares at October 27, 1995.

  Pursuant to an Agreement and Plan of Merger dated September 18, 1995, stockholders of H-K stock received a tender offer from an unrelated third party on September 25, 1995 to acquire all of the issued and outstanding H-K shares at a per share purchase price of $9.375 in cash. Upon consumption of the tender offer on October 27, 1995, Sussex sold the 1,250,000 H-K shares held directly by it for an aggregate cash consideration of approximately $11,719,000. On October 27, 1995, pursuant to an agreement dated September 18, 1995 between Jupiter and Sussex, Sussex also exercised its option to repurchase the 950,000 H-K shares for the total purchase price of $7,000,000 plus interest of approximately $641,000, and instructed Jupiter to tender the 950,000 H-K shares. As a result of the repurchase, the Company recorded a $1,530,000 loss as a decrease to paid-in capital. This loss represents the difference between the total cash due to Jupiter and the amount of H-K equity represented by these shares. The Company also recorded a receivable from Jupiter of approximately $1,265,000. This receivable represents the difference between proceeds from the sale of $8,906,000 and $7,641,000 owed to Jupiter by Sussex. The $6,295,000 gain on sale of discontinued operations for the quarter ending October 28, 1995 is net of applicable income tax of $349,000 and includes $42,000 of net income from discontinued operations during the phase-out period from the measurement date of September 25, 1995, net of reversal of income taxes provided in earlier quarters.

  On October 30, 1995, the Company used the proceeds from the transaction received by Sussex to repay all debt outstanding under the Company's term loan of approximately $6,250,000 plus interest, and to deposit $3,500,000 as collateral on the Goldblatt's line of credit.

  Additional information regarding the terms and financing relative to acquisitions/dispositions is included in the notes to consolidated financial statements.

  Effective September 28, 1986, JG transferred the assets and liabilities of its department store division to Goldblatt's Department Stores, Inc. ("Goldblatt's"), a new wholly-owned subsidiary.

  As a result of the liquidation of M-K and the sale of H-K, the Company now operates in one industry segment of the retail market which is defined as Discount Department Stores. Following is a description of operations of this segment.

                     DISCOUNT DEPARTMENT STORE OPERATIONS

  Goldblatt's offers customers a diverse assortment of both nationally branded and private label merchandise, emphasizing a full range of both soft and hard line goods. The stores frequently feature special promotions of merchandise purchased on advantageous terms. Soft line merchandise includes men's, women's, children's and infant's wearing apparel and accessories. Hard line merchandise includes textiles and domestics, televisions and electronics, small appliances and housewares, cosmetics and notions, hardware, toys and sporting goods. Over the past five years, soft line departments have provided between 52% and 54% of owned sales. Goldblatt's also licenses jewelry, shoe, millinery and optical departments for operation at certain of its stores, and provides a shop-at-home service with respect to home improvement items.

  The department stores maintain a centralized purchasing function, buying goods direct from domestic and international manufacturers and through wholesalers. No single vendor accounted for more than 3% of total department store purchases during fiscal 1996. Supplier relationships are considered strong and Goldblatt's continues to obtain favorable pricing and payment terms on many purchases.

  The department store business is seasonal with approximately 28% of total sales occurring in the fourth quarter.

                        BALANCE AT     OPENED/PURCHASED CLOSED/SOLD BALANCE AT
       DESCRIPTION   BEGINNING OF YEAR      STORES        STORES    END OF YEAR
       -----------   ----------------- ---------------- ----------- -----------
      Discount
       department
       stores
        Fiscal year
         1994                13                1                         14
        Fiscal year
         1995                14                                          14
        Fiscal year
         1996                14                                          14

                                  COMPETITION

  The Company's discount department stores are highly competitive. The Company competes with national and local retail establishments, both large and small, for the patronage of its customers. Some of the largest retail merchandise companies with substantially greater resources than the Company have outlets located in the same areas in which the Company's subsidiaries operate. The Company's overall promotional strategy is to emphasize quality merchandise at competitive prices.

                                   EMPLOYEES

  The Company employs 973 people, comprised of 5 employees of JG and 968 employees of Goldblatt's. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

  The Company owns and leases the retail merchandise stores, office and warehouse locations described below. In the opinion of management, the properties are suitable and adequate for the conduct of its business.

  At April 23, 1996, Goldblatt's owns in fee four retail locations in Chicago, Illinois. These four properties aggregate 647,100 gross square feet and are subject to the Goldblatt's mortgage loan. Goldblatt's leases its other ten retail locations, aggregating 794,300 gross square feet, with expirations, excluding renewal options, ranging from 1996 to 2006. Eight stores have renewal options of up to 25 years. Aggregate minimum rentals with respect to the foregoing leasehold properties are approximately $2,224,000 annually.

ITEM 3. LEGAL PROCEEDINGS

  No material legal proceedings are currently pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's shareholders during the last quarter of its fiscal year ending January 27, 1996.

                       EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth with respect to each executive officer of the Company his name, age and all positions and offices with the Company held by him since February 1, 1991. All positions and offices indicated have been continuously held since the dates indicated below. The term of office of all executive officers expires at the next annual meeting of directors (currently scheduled for August 6, 1996) upon the election of their successors.

      NAME         AGE        POSITIONS AND OFFICES HELD AND PERIOD HELD
      ----         ---        ------------------------------------------
William Hellman    75    Chairman of the Board since May 1993 and Chief Exec-
                         utive Officer since June 1983. President from June
                         1983 through May 1993. President of Goldblatt's De-
                         partment Stores, Inc. since May 1993 and from Janu-
                         ary 1986 to October 1990. Chief Executive Officer of
                         Sussex Group, Ltd. since March 1988. Chairman of the
                         Board of Huffman Koos Inc. from March 1988 to Octo-
                         ber 1995. Director of the Company since 1983.
Edward Ross        75    Vice Chairman of the Board since June 1985. Director
                         of the Company since 1983. Chairman, Chief Executive
                         Officer and Director of Jupiter Industries, Inc.
                         through November 13, 1995.
Philip Rootberg    78    Vice President since June 1985. Director of the Com-
                         pany since 1983. Senior Partner of Philip Rootberg &
                         Company, a public accounting firm. Senior Executive
                         Vice President and Director of Jupiter Industries,
                         Inc. through November 13, 1995.
Lionel Goldblatt   66    Vice President of the Company since June 1985. Di-
                         rector of the Company since 1959. Chairman of the
                         Board of Goldblatt's Department Stores, Inc. since
                         January 1986.
Clarence Farrar    61    President of the Company since May 1993 and Chief
                         Operating Officer of the Company since April 1990.
                         President of Goldblatt's Department Stores, Inc.
                         from April 1991 to May 1993, and Vice President
                         since June 1995 and from January 1986 to April 1991.

  The executive officers are responsible for all major policy making functions and all other corporate officers are responsible to, and are under the supervision of, the executive officers. None of the above-named executive officers are related.

  Similar information for directors of the Company will be included under "Election of Directors" in the Company's definitive proxy statement to be used in connection with its annual meeting of stockholders currently scheduled to be held on June 4, 1996 (the "Proxy Statement"), and such information is incorporated herein by reference. The Company expects to file the Proxy Statement with the Securities and Exchange Commission prior to May 24, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Although the Company's Common Stock is listed on the Chicago Stock Exchange ("CSE"), the volume of shares traded on the CSE was limited during the years ended January 27, 1996 (fiscal 1996) and January 28, 1995 (fiscal 1995). The Common Stock is also listed on the NASD Automated Quotation System, with a trading symbol of JGIN. The following table lists the reported high and low bid quotations as quoted on the NASD Automated Quotation System for each quarterly period during fiscal 1996 and 1995. Such over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The Company has not paid dividends in any of the last five years. The Company's ability to pay dividends is limited by the restrictions of issued redeemable preferred stock and various debt agreements (see notes 4 & 5 of notes to consolidated financial statements). There were approximately 2,491 holders of record of Common Stock on April 5, 1996.

                                                                     PRICE RANGE
                                                                     -----------
                                                                     HIGH   LOW
                                                                     ----- -----
      Fiscal 1996
        First Quarter............................................... $1.88 $1.44
        Second Quarter..............................................  1.63  1.13
        Third Quarter...............................................  2.25  1.13
        Fourth Quarter..............................................  1.88  1.00
      Fiscal 1995
        First Quarter............................................... $2.13 $1.00
        Second Quarter..............................................  2.00  1.63
        Third Quarter...............................................  2.00  1.25
        Fourth Quarter..............................................  1.94  1.44

ITEM 6. SELECTED FINANCIAL DATA

  Following is selected financial data for the Company for each of the last five fiscal years.

                            1996       1995       1994       1993       1992
                          ---------  ---------  ---------  ---------  ---------
                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales from
 continuing operations..  $  72,964  $  77,106  $  76,900  $  77,482  $  70,726
Operating (loss) income.     (2,871)       (68)    (2,501)       156      1,210
Loss from continuing
 operations.............     (4,103)    (1,121)    (3,621)      (901)       (55)
Income (loss) from
 discontinued
 operations.............      6,856      1,608      2,276     (6,738)    (1,445)
Income (loss) before
 extraordinary items....      2,753        487     (1,346)    (7,639)    (1,500)
Net income (loss).......      2,753        487     (1,346)    (7,149)    (1,500)
Net income (loss)
 applicable to common
 and common equivalent
 shares.................      2,472        267     (1,527)    (8,333)    (2,861)
Per share income (loss)
 applicable to common
 and common equivalent
 shares:
  Loss from continuing
   operations...........       (.62)      (.19)      (.58)      (.35)      (.24)
  Income (loss) before
   extraordinary items..        .35        .04       (.23)     (1.49)      (.48)
  Net income (loss).....        .35        .04       (.23)     (1.41)      (.48)
Total assets............     25,315     76,007     73,004     66,888     68,844
Long-term obligations,
 including capitalized
 leases.................      2,776     11,269     21,466     18,107     12,337
Redeemable preferred
 stock..................      3,937      3,657      3,183      5,005     15,163
Weighted average number
 of common and common
 equivalent shares
 outstanding............  7,060,335  7,055,105  6,505,239  5,918,260  5,917,415

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS LIQUIDITY AND CAPITAL RESOURCES

  Approximately $192,000 of net cash was used in operating activities during the year ended January 27, 1996 compared to $6,151,000 of net cash provided in the prior year. Accounts receivable decreased by $4,094,000 and the undelivered sales liability decreased by $2,339,000 due to the record volume of furniture delivery by Huffman Koos Inc. ("H-K") during the nine months ended October 28, 1995. These deliveries generated cash receipts which were used to decrease accrued expenses by $881,000. Approximately $1,500,000 of net cash was used in investing activities due solely to capital expenditures as described below. Approximately $12,844,000 was provided from the sale of H-K stock, reduced by $1,017,000 of H-K cash at October 28, 1995. Approximately $8,326,000 of net cash was used in financing activities due to scheduled debt payments of approximately $2,287,000 and the repayment of all debt outstanding under the Company's term loan of $6,250,000, offset by borrowings on the line of credit of $200,000.

  Goldblatt's Department Stores, Inc. ("Goldblatt's") spent approximately $722,000 on capital expenditures during fiscal 1996 related to normal capital maintenance. No new store openings are planned for Goldblatt's during fiscal 1997.

  H-K spent approximately $810,000 on capital expenditures during the first nine months of fiscal 1996, the majority of which related to the renovation of its Bridgewater, New Jersey store. The remodeling was completed by May 1995 at a total cost of approximately $410,000.

  During fiscal 1995, Sussex Group, Ltd. ("Sussex, an indirect majority owned subsidiary of the Company), transferred or sold a total of 800,000 shares of H-K common stock to Jupiter Industries, Inc. ("Jupiter"). The transfer of 700,000 shares of this stock on February 4, 1994 was used to repay a $5,075,000 note payable to Jupiter. The remaining 100,000 shares of H-K common stock was sold to Jupiter on November 30, 1994 for $800,000. As a result of the transfer and sale of the 800,000 shares, the Company recognized a gain of $1,540,000 in fiscal 1995. This gain was recorded as an increase to paid-in capital and represents the difference between the amount of the note retired and cash received and the amount of H-K net equity represented by these shares.

  Effective May 23, 1995, the Company through Sussex sold an additional 150,000 shares of H-K common stock to Jupiter for $1,125,000. As a result of the sale of these shares, the Company recognized a gain of $176,000. This gain was recorded as an increase to paid-in capital and represents the difference between cash received and the amount of H-K net equity represented by these shares. The Company used $625,000 of the proceeds from the May 23, 1995 stock sale to make payments on JG's $7,125,000 term loan.

  Pursuant to the terms of the various stock purchase agreements (the "Agreements"), Sussex has been granted an option to repurchase any or all of the 950,000 H-K shares for a purchase price ranging from $7.25 to $8.00 per share plus interest on such amount. The Agreements also contained a provision which required Jupiter to vote the 950,000 H-K shares for the election of a majority of the Board of Directors of H-K as Sussex shall direct. As a result of this voting provision, the Company through Sussex, retained effective control of H-K. Jupiter and Sussex collectively owned of record 2,200,000 H-K shares, representing approximately 55.9% of the total issued and outstanding H-K shares at October 27, 1995.

  Pursuant to an Agreement and Plan of Merger dated September 18, 1995, stockholders of H-K stock received a tender offer from an unrelated third party on September 25, 1995 to acquire all of the issued and outstanding H-K shares at a per share purchase price of $9.375 in cash. Upon consummation of the tender offer on October 27, 1995, Sussex sold the 1,250,000 H-K shares held directly by it for an aggregate cash consideration of approximately $11,719,000. On October 27, 1995, pursuant to an agreement dated September 18, 1995 between Jupiter and Sussex, Sussex also exercised its option to repurchase the 950,000 H-K shares for the total purchase price of $7,000,000 plus interest of approximately $641,000, and instructed Jupiter to tender the 950,000 H-K shares. As a result of the repurchase, the Company recorded a $1,530,000 loss as a decrease to paid-in capital. This loss represents the difference between the total cash due to Jupiter and the amount of H-K equity represented by these shares. The Company also recorded a receivable from Jupiter of approximately $1,265,000. This receivable represents the difference between proceeds from the sale of $8,906,000 and $7,641,000 owed to Jupiter by Sussex. The $6,295,000 gain on sale of discontinued operations for the fiscal year ending January 27, 1996 is net of applicable income tax of $349,000 and includes $42,000 of net income from discontinued operations during the phase-out period from the measurement date of September 25, 1995, net of reversal of income taxes provided in earlier quarters.

  The Company used the proceeds received from Sussex from the transaction to repay all debt outstanding under the Company's term loan of $6,250,000 plus interest and $3,500,000 was placed as collateral on the Goldblatt's line of credit.

  The sale of H-K, as described in Note 2, gave rise to an obligation of the Company under the Series A 9% Cumulative Preferred Stock Designations to redeem all of the issued and outstanding shares of that class of stock. The redemption price for all of the Series A Preferred Stock is $3,183,000 plus unpaid accrued and additional dividends of $754,000. As discussed in Note 5, a mandatory obligation to redeem shares of Series A Preferred Stock having a liquidation value of at least $1,500,000 is scheduled to arise on May 1, 1996. The Directors not affiliated with Jupiter, on recommendation of management of the Company, have determined to defer any redemption of the Series A Preferred Stock until such time as it may do so without materially adversely affecting the financial condition of the Company, as contemplated by applicable state law. Pending satisfaction of any such redemption obligation, in accordance with the Preferred Stock Designations, the dividend rate on the Series A Preferred Stock is increased from 9% to 12% per annum, compounded quarterly. Jupiter is seeking redemption of the Series A Preferred Stock.

  Effective January 27, 1996 Goldblatt's mortgage loan was amended changing the maturity date to August 1, 1997 and modifying the financial covenants. With the execution and delivery of this amendment a principal payment of $400,000 was required. At January 27, 1996, Goldblatt's was in violation of certain financial covenants. Effective January 27, 1996, Goldblatt's received waivers on these violations from the lending institution.

  Effective February 22, 1996, Goldblatt's line of credit was amended. The line is guaranteed by JG, and is collateralized by a Certificate of Deposit ("CD") in the amount of $3,500,000 held by the financial institution. Interest is payable monthly at the CD rate plus 1%. As of January 27, 1996, Goldblatt's was in default of the cash flow covenant which the financial institution has waived. Goldblatt's had remaining availability of $3,289,000 under its line of credit. The Company believes that Goldblatt's working capital and line of credit will be adequate to fund current operations and service the Company's debt through fiscal 1997.

                             RESULTS OF OPERATIONS

 Year Ended January 27, 1996 (fiscal 1996)
 vs. Year Ended January 28, 1995 (fiscal 1995)

  Net sales from continuing operations decreased 5.4% as compared to the prior year. This decrease in sales is attributable to:

    a. A sluggish retail environment marked by a lack of consumer confidence.

    b. Adverse weather conditions.

    c. Increased competition resulting in the dilution of available market share.

  The Company's gross profit percentage decreased to 31.4% of sales from 32.4% in the prior year. This decline was primarily the result of aggressive promotional activity designed to offset the sales decrease. Merchandise margin for the first two months of fiscal year 1997 was 33.5% of sales as compared to 31.7% in the prior year reflecting improved merchandise controls.

  Selling, general, and administrative expenses ("SG&A") were slightly less than the prior year but increased to 35.4% as a percentage of sales as compared to 32.4% in the prior year due to declining store sales. Expenses for the first two months of fiscal year 1997 decreased significantly due to an expense reduction program implemented in February which will result in an annual cost reduction of over $1,000,000 at JG and Goldblatt's. The full impact of this program will be realized during the course of fiscal year 1997.

  Inventory, at cost, was approximately $1,000,000 below the comparable 1995 level which was accomplished as a result of our merchandise control program. It has also created a positive impact on cash flow.

 Year Ended January 28, 1995 (fiscal 1995)
 vs. Year Ended January 29, 1994 (fiscal 1994)

  Net sales from continuing operations increased .3% over the prior year and comparable store sales increased 2.7%.

  The Company's gross profit percentage increased to 32.4% of sales from 30.8% of sales in the prior year. This improvement was the result of lower markdowns and slightly lower inventory shrinkage.

  Selling, general and administrative expenses ("SG&A") decreased to 32.4% of sales from 34.0% in the prior year. Goldblatt's SG&A decreased to 31.8% of sales from 33.2% in the prior year. This decrease was the result of the cost reduction program instituted at Goldblatt's in January 1994.

  Interest expense decreased because of lower indebtedness at JG resulting from the fiscal 1995 and 1994 debt repayments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements and supplementary information are listed in Part IV, Item 14, of this Report and begin on page 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Certain of the information regarding executive officers required by this
Item is set forth under the caption "Executive Officers of the Company" in
Part I. Other information regarding executive officers, as well as the required information for directors, will be contained in the Proxy Statement and such information is incorporated herein by reference.

  Compliance with Section 16(a) of the Securities Exchange Act:

    Under Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder by the Securities and Exchange Commission (the "SEC"), directors, officers and beneficial owners of more than 10% of the Company's equity securities (each a "Reporting Person") must file certain reports, known as Forms 3, 4 and 5, with the SEC upon the occurrence of certain events, primarily the acquisition or disposition of shares of Common Stock (or options to acquire Common Stock) by such persons.

    Form 3 is an Initial Statement of Beneficial Ownership, and is required to be filed within 10 days of a person becoming a Reporting Person. Jupiter Industries, Inc., became an owner of more than 10% of the Company's Common Stock on February 7, 1994, so its Form 3 was due February 17, 1994, but it was filed with the SEC one day late on February 18, 1994.

    Form 4 is a Statement of Changes in Beneficial Ownership, and is required to be filed within 10 days of the end of a month in which a Reporting Person acquires or disposes of common Stock. Philip Rootberg, an officer and director of the Company, filed one Form 4 late in fiscal 1995, 13 days after such filing was required.

    Based solely on a review of the Forms 3, 4 and 5 filed with the Company and on certain representations made to the Company, the Company does not know of any failures to file a required form or of any late filings under
  Section 16(a) of the Securities Exchange Act other than those set forth above.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
   (1) CONSOLIDATED FINANCIAL STATEMENTS:
     Report of Independent Accountants..................................     15
     Consolidated Balance Sheets, January 27, 1996 and January 28, 1995.     16
     Consolidated Statements of Operations for the fiscal years ended
      January 27, 1996, January 28, 1995 and January 29, 1994...........     17
     Consolidated Statements of Common Stock and Other Shareholders'
      Equity for the fiscal years ended January 27, 1996, January 28,
      1995 and January 29, 1994.........................................     18
     Consolidated Statements of Cash Flows for the fiscal years ended
      January 27, 1996, January 28, 1995 and January 29, 1994...........     19
     Notes to Consolidated Financial Statements.........................  20-30
   (2) FINANCIAL STATEMENT SCHEDULE:
     Schedule I --Condensed Financial Information of the Registrant.....  31-34
     Schedules other than that listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.
   (3) THE INDEX TO EXHIBITS IS ON PAGES 36 THROUGH 40

  (b) Reports on Form 8-K.

    Form 8K-A dated January 5, 1996 presenting proforma consolidated statement of income for year ending January 28, 1995 assuming the disposition of Huffman Koos Inc. occurred on January 30, 1994.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors  of JG Industries, Inc.

  We have audited the consolidated financial statements and the financial statement schedule of JG Industries, Inc. and Subsidiaries as listed in the index on page 14 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JG Industries, Inc. and Subsidiaries as of January 27, 1996 and January 28, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 27, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Chicago, Illinois
April 23, 1996

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     JANUARY 27, 1996 AND JANUARY 28, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         JANUARY 27, JANUARY 28,
                        ASSETS                              1996        1995
                        ------                           ----------- -----------
Current assets:
  Cash and cash equivalents............................    $ 3,792     $ 2,048
  Receivables, net.....................................        350      23,983
  Merchandise inventories..............................      8,734      28,991
  Other assets.........................................        335       1,193
                                                           -------     -------
    Total current assets...............................     13,211      56,215
                                                           -------     -------
Land, buildings and equipment, at cost:
  Land.................................................      2,466       2,848
  Buildings............................................      4,887       7,360
  Leasehold improvements...............................      8,542      14,294
  Furniture and fixtures...............................      7,755      10,485
                                                           -------     -------
                                                            23,650      34,987
    Less accumulated depreciation and amortization.....     14,347      18,638
                                                           -------     -------
                                                             9,303      16,349
                                                           -------     -------
Deferred income taxes..................................                    626
Leasehold rights, net..................................         69         813
Due from Jupiter.......................................      1,265
Other assets...........................................      1,467       2,004
                                                           -------     -------
                                                           $25,315     $76,007
                                                           =======     =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Notes Payable........................................    $   200
  Current portion of long-term debt....................        627     $ 2,382
  Accounts payable.....................................      3,875      11,887
  Accrued liabilities..................................      3,195      11,026
  Undelivered sales liability..........................                  8,983
  Deferred income taxes................................                  1,120
                                                           -------     -------
    Total current liabilities..........................      7,897      35,398
                                                           -------     -------
Long-term debt, less current portion...................      1,848      10,411
Other long-term liabilities............................        928         858
Minority interest......................................      1,173      17,268
Redeemable preferred stock, including accrued dividends
 of $754 and $473, respectively........................      3,937       3,656
Commitments and contingencies
Common stock and other shareholders' equity:
  Common shares; no par value; authorized 10,000,000
   shares; issued 7,217,311 and 7,209,311 shares,
   respectively........................................     11,246      11,242
  Paid-in capital......................................      4,775       6,129
  Accumulated deficit..................................     (5,204)     (7,676)
  Treasury shares--155,322 and 154,438 shares at cost,
   respectively........................................     (1,285)     (1,279)
                                                           -------     -------
    Total common stock and other shareholders' equity..      9,532       8,416
                                                           -------     -------
                                                           $25,315     $76,007
                                                           =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE FISCAL YEARS ENDED JANUARY 27, 1996,
                     JANUARY 28, 1995 AND JANUARY 29, 1994
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FISCAL YEAR
                                                    --------------------------
                                                     1996     1995      1994
                                                    -------  -------  --------
Net sales from continuing operations............... $72,964  $77,106  $ 76,900
Cost of sales......................................  50,029   52,158    53,239
                                                    -------  -------  --------
Gross profit.......................................  22,935   24,948    23,661
Selling, general and administrative expenses.......  25,806   25,016    26,162
                                                    -------  -------  --------
Operating loss from continuing operations..........  (2,871)     (68)   (2,501)
                                                    -------  -------  --------
Other income (expense):
  Interest income..................................     169      108        90
  Interest expense.................................    (897)    (971)   (1,197)
  (Loss) gain on sale of asset, net................      (3)               226
  Loss on subsidiary stock transactions, net.......     (23)      (6)      (98)
  Minority interest in net income of subsidiaries..    (460)    (164)     (121)
                                                    -------  -------  --------
                                                     (1,214)  (1,033)   (1,100)
                                                    -------  -------  --------
Loss before income tax provision and discontinued
 operations........................................  (4,085)  (1,101)   (3,601)
Income tax provision...............................      18       20        20
                                                    -------  -------  --------
Loss before discontinued operations................  (4,103)  (1,121)   (3,621)
Discontinued operations:
  Income from operations, net of applicable income
   taxes...........................................     561    1,608     2,275
  Gain on sale of discontinued operations,
   including income during phase-out period, less
   applicable income taxes.........................   6,295
                                                    -------  -------  --------
Income from discontinued operations................   6,856    1,608     2,275
                                                    -------  -------  --------
Net income (loss).................................. $ 2,753  $   487  $ (1,346)
                                                    =======  =======  ========
Net income (loss) applicable to common and common
 equivalent shares................................. $ 2,472  $   267  $ (1,527)
                                                    =======  =======  ========
Per share income (loss) applicable to common and
 common equivalent shares:
  Loss from continuing operations.................. $  (.62) $  (.19) $   (.58)
                                                    =======  =======  ========
  Net income (loss)................................ $   .35  $   .04  $   (.23)
                                                    =======  =======  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  FOR THE FISCAL YEARS ENDED JANUARY 27, 1996,
                     JANUARY 28, 1995 AND JANUARY 29, 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          TOTAL
                                 COMMON  PAID-IN  RETAINED  TREASURY  SHAREHOLDERS'
                                 SHARES  CAPITAL  EARNINGS   STOCK       EQUITY
                                 ------- -------  --------  --------  -------------
Balances, January 30, 1993.....  $ 6,448 $4,277   $(6,416)  $(1,278)     $ 3,031
Net loss, fiscal 1994..........                    (1,346)                (1,346)
Forgiveness of subsidiary debt
 by Jupiter....................             100                              100
Exercise of stock options for
 10,000 common shares..........        5                                       5
Purchase of 137 common shares..
Issuance of 1,127,000 shares to
 Jupiter.......................    4,789                                   4,789
Gain on sale of subsidiary to
 Jupiter.......................             212                              212
Dividends accrued on redeemable
 preferred stock...............                      (181)                  (181)
                                 ------- ------   -------   -------      -------
Balances, January 29, 1994.....   11,242  4,589    (7,943)   (1,278)       6,610
Net income, fiscal 1995........                       487                    487
Gain on sale of H-K stock to
 Jupiter.......................           1,540                            1,540
Purchase of 285 common shares..                                  (1)          (1)
Dividends accrued on redeemable
 preferred stock...............                      (220)                  (220)
                                 ------- ------   -------   -------      -------
Balances, January 28, 1995.....   11,242  6,129    (7,676)   (1,279)       8,416
Net income, fiscal 1996........                     2,753                  2,753
Gain on sale of H-K stock to
 Jupiter.......................             176                              176
Loss on purchase of H-K stock
 from Jupiter..................          (1,530)                          (1,530)
Exercise of stock options for
 8,000 common shares...........        4                                       4
Purchase of 884 common shares..                                  (6)          (6)
Dividends accrued on redeemable
 preferred stock...............                      (281)                  (281)
                                 ------- ------   -------   -------      -------
Balances, January 27, 1996.....  $11,246 $4,775   $(5,204)  $(1,285)     $ 9,532
                                 ======= ======   =======   =======      =======


  The accompanying notes are an integral part of these consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE FISCAL YEARS ENDED JANUARY 27, 1996,
                     JANUARY 28, 1995 AND JANUARY 29, 1994
                                 (IN THOUSANDS)

                                                             FISCAL YEAR
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------  ------  -------
Cash flows from operating activities:
  Net income (loss).................................... $2,753  $  487  $(1,346)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization......................  2,557   2,568    2,598
    Deferred income taxes..............................     23     494
    Loss (gain) on subsidiary stock transactions, net..     23       6     (128)
    Minority interest in net income of subsidiaries....    526   2,902    1,878
    Gain on sale of assets and discontinued operations. (6,619)
  Changes in assets and liabilities:
    Accounts receivable................................  4,238  (1,291)  (2,473)
    Merchandise inventories............................    351  (1,246)  (1,962)
    Other assets (current).............................    177     (60)    (336)
    Other assets (noncurrent)..........................   (123)    (87)    (131)
    Accounts payable and accrued liabilities........... (4,098)  2,378    2,954
                                                        ------  ------  -------
      Net cash (used in) provided by operating
       activities......................................   (192)  6,151    1,054
                                                        ------  ------  -------
Cash flows from investing activities:
  Net proceeds from sale of assets and discontinued
   operations.......................................... 11,827     800      503
  Capital expenditures................................. (1,533) (2,087)  (2,164)
  Purchase of annuity contracts........................    (32)    (40)     (27)
                                                        ------  ------  -------
      Net cash provided by (used in) investing
       activities...................................... 10,262  (1,327)  (1,688)
                                                        ------  ------  -------
Cash flows from financing activities:
  Borrowings from affiliate............................                   5,075
  Net short-term borrowings............................    200             (250)
  Principal payments of long-term debt................. (8,537) (2,525)  (4,763)
  Repayment of note payable to Jupiter.................                  (1,000)
  Proceeds from issuance of long-term debt.............                   1,500
  Net (repayments) borrowings under revolving credit
   loan................................................         (2,169)     950
  Proceeds from exercise of stock options..............      4                5
  Proceeds from exercise of stock options at
   subsidiary..........................................     13       5        5
  Purchase of treasury shares..........................     (6)     (1)
                                                        ------  ------  -------
      Net cash (used in) provided by financing
       activities...................................... (8,326) (4,690)   1,522
                                                        ------  ------  -------
Net (decrease) increase in cash and cash equivalents...  1,744     134      888
Cash and cash equivalents at beginning of year.........  2,048   1,914    1,026
                                                        ------  ------  -------
Cash and cash equivalents at end of year............... $3,792  $2,048  $ 1,914
                                                        ======  ======  =======
Cash paid during the fiscal year for:
  Interest............................................. $1,073  $1,257  $ 1,463
  Income taxes.........................................    143     262       55

  The accompanying notes are an integral part of these consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A) Principles of Consolidation--The consolidated financial statements include the accounts of JG Industries, Inc. (the "Company" or "JG") and subsidiary companies that are majority owned or effectively controlled, one of which had a January 31 fiscal year-end for all years. The Company's majority owned subsidiaries include Goldblatt's Department Stores, Inc. ("Goldblatt's") (the Company's discount department store division) and Sussex Group, Ltd. ("Sussex") which formerly controlled 56.0% of the outstanding common stock of Huffman Koos Inc. ("H-K") (the Company's discontinued furniture division). H-K has been accounted for as a discontinued operation in the accompanying consolidated financial statements through October 28, 1995 when an unrelated third party acquired all of the issued and outstanding H-K shares. The Company is now engaged in retail merchandising operations in one continuing business segment consisting of fourteen discount department stores primarily located in the Chicago, Illinois vicinity. Significant intercompany accounts and transactions have been eliminated.

  Prior to July 23, 1993, Jupiter Industries, Inc. ("Jupiter") was the owner of approximately 46.4% of the Company's outstanding common stock. At the Company's Annual Meeting of Shareholders on July 20, 1993, the shareholders approved a 3,000,000 share increase to the Company's authorized capital stock and an Agreement and Plan of Merger (the "Agreement") between the Company and SGH Inc. ("SGH", an indirect majority owner of Sussex) which was owned 80% by JG and 20% by Jupiter. Under the terms of the Agreement, SGH was merged with and into the Company, with the Company being the surviving corporation. The shares of SGH owned by the Company were canceled and the shares of SGH owned by Jupiter were converted into the right to receive 1,127,000 shares of the Company's common stock. The merger was completed on July 23, 1993 and the 1,127,000 shares of the Company's common stock were issued to Jupiter on August 4, 1993. As a result of this stock issuance, Jupiter's ownership interest in JG was increased from approximately 46.4% to 55%.

  B) Statement of Cash Flows--For purposes of the consolidated statement of cash flows the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 27, 1996 and January 28, 1995, cash and cash equivalents are concentrated with banks located in the Midwest region of the United States.

  C) Merchandise Inventories--Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 88% of the inventory using the retail method. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $406,000 and $1,843,000 higher at January 27, 1996 and January 28, 1995, respectively.

  D) Revenue Recognition--Due to the high percentage of special order sales and the significant degree of expense which goes into obtaining such orders, H-K recognizes revenue at the time a sales order is written. The related cost of sales is recorded as a reduction of inventory for merchandise on hand or as an undelivered sales liability for merchandise purchase commitments. H-K charges results of operations and reduces accounts receivable for the estimated gross profit on undelivered sales orders which may ultimately be canceled. All direct selling, delivery and handling costs are charged to results of operations when the sales order is written.

  E) Land, Buildings and Equipment--Depreciation is computed using the straight-line method over the following estimated useful lives of the assets: buildings--25 to 30 years; leasehold improvements--up to 25 years, depending on the applicable lease term; furniture, fixtures and equipment--3 to 12 1/2 years. Asset costs and related accumulated depreciation are eliminated from the accounts when the asset is disposed of or at the end of its estimated useful life. Expenditures for renewals and betterments are capitalized, while costs of maintenance and repairs are charged to operations when incurred.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

  F) Leasehold Rights--Leasehold rights represent the value or cost of leases acquired and improvements, principally related to the discontinued furniture division. Amortization of the rights is computed using the straight-line method over the terms of the related leases. Leasehold rights are shown net of accumulated amortization of $31,000 at January 27, 1996 and $2,409,000 at January 28, 1995.

  G) Store Pre-Opening Costs--Noncapital expenditures incurred prior to the opening of a new store are charged to expense in the year the store is opened.

  H) Per Share Data--For fiscal 1996, 1995 and 1994, loss from continuing operations and net income (loss) per common and common equivalent share are computed based on the weighted average number of common shares outstanding of 7,060,335, 7,055,105, and 6,505,239, respectively. Common equivalent shares of 65,277, 74,994 and 85,250 in fiscal 1996, 1995 and 1994, respectively, are not included as they would be anti-dilutive.

  Income (loss) per share applicable to common shares for fiscal 1996, 1995 and 1994 is computed after recognition of the dividend requirements of $281,000, $220,000 and $181,000, respectively, on the redeemable preferred stock.

  I) Income Taxes--The Company files a consolidated federal income tax return with subsidiaries in which its ownership interest is 80% or greater. Thus, H-K has not been included in the consolidated federal income tax return and was required to file its federal income tax return on a separate entity basis.

  The Company provides for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of the liability method of accounting for taxes, under which deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The principal assets and liabilities giving rise to such differences are the different methods of accounting for inventory, depreciation and certain accrued liabilities for tax and financial statement purposes and net operating loss carryforwards. Deferred tax assets are reduced where appropriate by a valuation allowance which reflects expectations of the extent to which such assets will be realized.

  J) Financial Instruments--The fair value of cash and cash equivalents is assumed to approximate the carrying value of these assets due to the short maturity of these instruments. The fair value of the Company's notes payable and long-term debt is estimated to approximate the carrying value based upon borrowing rates currently available to the Company for borrowings with similar terms.

  K) Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at January 27, 1996 and January 28, 1995 and the reported amounts of revenues and expenses during the three years ended January 27, 1996. Actual results could differ from those estimates.

  L) Reclassifications--Certain reclassifications have been made to January 28, 1995 amounts in order to conform to classifications at January 27, 1996.

2. STOCK TRANSACTIONS

  During fiscal 1995, Sussex transferred or sold a total of 800,000 shares of H-K common stock to Jupiter. The transfer of 700,000 shares of this stock on February 3, 1996 was used to repay a $5,075,000 note payable to Jupiter. The remaining 100,000 shares of H-K common stock was sold to Jupiter on November 30, 1994 for $800,000. As a result of the transfer and sale of the 800,000 shares, the Company recognized a gain of $1,540,000 in fiscal 1995. This gain was recorded as an increase to paid-in capital and represents the difference between the amount of the note retired and cash received and the amount of H-K net equity represented by these shares.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

  Effective May 23, 1995, the Company through Sussex sold an additional 150,000 shares of H-K common stock to Jupiter for $1,125,000. As a result of the sale of these shares, the Company recognized a gain of $176,000. This gain was recorded as an increase to paid-in capital and represents the difference between cash received and the amount of H-K net equity represented by these shares. The Company used $625,000 of the proceeds from the May 23, 1995 stock sale to make payments on JG's $7,125,000 term loan.

  Pursuant to the terms of the various stock purchase agreements (the "Agreements"), Sussex has been granted an option to repurchase any or all of the 950,000 H-K shares for a purchase price ranging from $7.25 to $8.00 per share plus interest on such amount. The Agreements also contained a provision which required Jupiter to vote the 950,000 H-K shares for the election of a majority of the Board of Directors of H-K as Sussex shall direct. As a result of this voting provision, the Company through Sussex, retained effective control of H-K. Jupiter and Sussex collectively owned of record 2,200,000 H-K shares, representing approximately 55.9% of the total issued and outstanding H-K shares at October 27, 1995.

  Pursuant to an Agreement and Plan of Merger dated September 18, 1995, stockholders of H-K stock received a tender offer from an unrelated third party on September 25, 1995 to acquire all of the issued and outstanding H-K shares at a per share purchase price of $9.375 in cash. Upon consumption of the tender offer on October 27, 1995, Sussex sold the 1,250,000 H-K shares held directly by it for an aggregate cash consideration of approximately $11,719,000. On October 27, 1995, pursuant to an agreement dated September 18, 1995 between Jupiter and Sussex, Sussex also exercised its option to repurchase the 950,000 H-K shares for the total purchase price of $7,000,000 plus interest of approximately $641,000, and instructed Jupiter to tender the 950,000 H-K shares. As a result of the repurchase, the Company recorded a $1,530,000 loss as a decrease to paid-in capital. This loss represents the difference between the total cash due to Jupiter and the amount of H-K equity represented by these shares. The Company also recorded a receivable from Jupiter of approximately $1,265,000. This receivable represents the difference between proceeds from the sale of $8,906,000 and $7,641,000 owed to Jupiter by Sussex. The $6,295,000 gain on sale of discontinued operations for the year ended January 27, 1996 is net of applicable income tax of $349,000 and includes $42,000 of net income from discontinued operations during the phase-out period from the measurement date of September 25, 1995, net of reversal of income taxes provided in earlier quarters.

  On October 30, 1995, the Company used proceeds received by Sussex from the transaction to repay all debt outstanding under the Company's term loan of approximately $6,250,000 plus interest, and to deposit $3,500,000 as collateral on the Goldblatt's line of credit.

  During fiscal 1996, options to purchase 13,400 shares of common stock of H-K were exercised. A loss of $23,000 on the issuance of these shares was recorded by the Company with an increase to minority interest as H-K's net book value per share exceeded the option price. During fiscal 1995, options to purchase 4,400 shares of common stock of H-K were exercised. A loss of $6,000 was recorded by the Company.

3. RECEIVABLES

  Receivables in the consolidated balance sheets are shown net of the allowances for cancellation of undelivered sales and doubtful accounts and consist of the following at January 27, 1996 and January 28, 1995:

                                                                     FISCAL YEAR
                                                                     ------------
                                                                     1996  1995
                                                                     ---- -------
                                                                         (IN
                                                                      THOUSANDS)
      Accounts receivable--trade.................................... $100 $   832
      Undelivered trade accounts receivable.........................       22,462
      Accounts receivable--other....................................  292   1,073
                                                                     ---- -------
                                                                      392  24,367
        Less allowance for cancellations and doubtful accounts......   42     384
                                                                     ---- -------
                                                                     $350 $23,983
                                                                     ==== =======

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

  An analysis of the allowance for cancellation of undelivered sales and doubtful accounts and the net provision charged to operations for fiscal 1996, 1995 and 1994 is as follows:

                                                               FISCAL YEAR
                                                              ----------------
                                                              1996  1995  1994
                                                              ----  ----  ----
                                                              (IN THOUSANDS)
      Allowance for cancellations and doubtful accounts,
       beginning of year....................................  $384  $452  $508
      Accounts receivable written off.......................   (45)  (68)  (56)
      Reduction from sale of H-K............................  (297)
                                                              ----  ----  ----
      Allowance for cancellations and doubtful accounts, end
       of year..............................................  $ 42  $384  $452
                                                              ====  ====  ====

  At the time of delivery, undelivered trade accounts receivable are either paid in cash by the customer or sold by the Company without recourse to an unaffiliated third party. Undelivered trade accounts receivable are concentrated with consumers located in the eastern region of the United States.

4. NOTES PAYABLE AND LONG-TERM DEBT

  Long-term debt at January 27, 1996 and January 28, 1995 is summarized as follows (in thousands):

                                               BALANCE
                                           ---------------
      DESCRIPTION                          1/27/96 1/28/95    INTEREST RATE
      -----------                          ------- ------- --------------------
      JG:
        Term loan......................... $    0  $ 7,125 Prime rate plus 3/4%
        Notes payable to former
         shareholders of M-K..............      0      530 Non-interest bearing
      H-K:
        Mortgage Loan.....................      0    1,687 7.75%
        Term loan.........................      0      750 5.41%
      Goldblatt's:........................  2,475    2,701 9%
                                           ------  -------
        Mortgage loan.....................  2,475   12,793
        Less current maturities ..........    627    2,382
                                           ------  -------
                                           $1,848  $10,411
                                           ======  =======

  The prime rate applicable to notes payable and long-term debt was 8.5% at January 27, 1996 and January 28, 1995.

  Pursuant to the terms of its Preferred Stock Designations, substantially all of the net worth of the Company is restricted as to the payment of dividends. Approximately $8,000,000 of consolidated net assets of subsidiaries are restricted as to transfer to the Company by the provisions of the various debt agreements and Redeemable Preferred Stock Designations.

  Long-term debt maturing within each of the five fiscal years subsequent to January 27, 1996 is as follows (in thousands):

             1997...............................   627
             1998............................... 1,848

  The loan agreement requires maintenance of certain financial covenants including minimum tangible net worth and cash flow requirements. As of January 27, 1996, Goldblatt's was in violation of certain financial

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
covenants. Effective January 27, 1996, the financial institution granted Goldblatt's waivers on the violations, modified the financial covenants and extended the maturity date from December 26, 1996 to August 1, 1997. With the execution and delivery of the amendment, a principal payment of $400,000 was made subsequent to year-end. As of January 27, 1996, the loan requires monthly payments of $19,000, plus interest. The loan is collateralized by certain real estate assets (net book value of $2,505,000 and $2,525,000 at January 27, 1996 and January 28, 1995, respectively).

  As of January 28, 1995, Goldblatt's had a $2,500,000 revolving line of credit with a financial institution. During fiscal 1996, the line of credit was increased to $3,500,000 and extended through May 1, 1996. During fiscal 1996, interest was payable at the prime rate plus .50%. The line of credit agreement required the maintenance of certain financial ratios. As of January 27, 1996, Goldblatt's was in violation of a certain financial covenant. Subsequent to year-end, the financial institution has granted Goldblatt's a waiver of this covenant effective January 27, 1996. Furthermore, the financial institution extended the line of credit through May 1, 1997 and removed the financial covenants. Interest is payable at the certificate of deposit rate plus 1%. The line is guaranteed by JG and is collateralized by a certificate of deposit and commercial paper, total of $3,500,000 at January 27, 1996. The amount of the collateral is restricted to the extent of outstanding borrowings on the line, which is $200,000 at January 27, 1996. The availability of the line at January 27, 1996 has been further reduced by $11,000 for outstanding letters of credit for overseas purchases. The line of credit agreement restricts the transfer of assets to the Company.

  The weighted average interest rate on short-term borrowings for fiscal 1996, 1995 and 1994 were 9.30%, 7.14% and 6.36%, respectively.

5. REDEEMABLE PREFERRED STOCK

  Redeemable Preferred Stock outstanding as of January 27, 1996 and January 28, 1995 consists of 445 shares of Series "A" 9% Cumulative Preferred Stock with a face and liquidation value of $3,183,000. All shares are held by Jupiter.

  The Preferred Stock Designations require cumulative dividends, include various financial covenants and have limited voting rights. An event of default, as defined in the Preferred Stock Designations, makes the accumulated dividends and face value outstanding at that time due in its entirety.

  Effective January 31, 1993, Jupiter waived the future dividend requirements on the outstanding Series "A" Cumulative Preferred Stock of JG, except for a face value of $3,000,000 on which dividends are payable at the prime rate. Jupiter may revoke this waiver prospectively at any time in the future. Accordingly, the Company has accrued dividends payable in accordance with the waivers. In addition, pursuant to the amended Preferred Stock Designations, certain dividend payments have been made in-kind through the issuance of 43 additional shares of Preferred Stock in fiscal 1993. A minimum annual redemption of $1,500,000 is required beginning in fiscal 1997, with complete redemption in fiscal 1998.

  The sale of H-K, as described in Note 2, gave rise to an obligation of the Company under the Series A 9% Cumulative Preferred Stock Designations to redeem all of the issued and outstanding shares of that class of stock. The redemption price for all of the Series A Preferred Stock is approximately $3,183,000 plus unpaid accrued and additional dividends of $754,000. As discussed above, a mandatory obligation to redeem shares of Series A Preferred Stock having a liquidation value of at least $1,500,000 is scheduled to arise on May 1, 1996. The Directors not affiliated with Jupiter, on recommendation of management of the Company, have determined to defer any redemption of the Series A Preferred Stock until such time as it may do so without materially adversely affecting the financial condition of the Company. Pending satisfaction of any such redemption obligations, in accordance with the Preferred Stock Designations, the dividend rate on the Series A Preferred Stock is increased from 9% to 12% per annum, compounded quarterly. Jupiter is seeking redemption of the Series A Preferred Stock.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

6. INCOME TAXES

  The income tax provisions before minority interest are comprised of the following:

                                                                   FISCAL YEAR
                                                                  --------------
                                                                  1996 1995 1994
                                                                  ---- ---- ----
                                                                  (IN THOUSANDS)
      Current: Federal...........................................      $ 99 $ 60
          State.................................................. $18    73   48
      Deferred...................................................       494
                                                                  ---  ---- ----
                                                                  $18  $666 $108
                                                                  ===  ==== ====

  The Company has net operating loss carryforwards which are used to offset taxable income for federal purposes, excluding income of H-K which was reported on a separate entity basis and a portion of taxable income subject to alternative minimum tax. H-K had its own net operating loss carryforwards which were used to offset its separate company taxable income. A portion of taxable income for state tax purposes was also offset by net operating loss carryforwards. For fiscal 1995 and 1994, the realization of the tax benefit of net operating loss carryforwards of $1,889,000 and $1,564,000, respectively, are treated as a reduction of the income tax provision.

  Following is a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate on income from continuing operations before minority interest as reflected in the accompanying consolidated statements of operations:

                                                              FISCAL YEAR
                                                           --------------------
                                                           1996    1995   1994
                                                           -----   -----  -----
      Provision at the statutory tax rate................. (34.0)%  34.0%  34.0%
      State income taxes, net.............................    .5     5.6   29.0
      Utilization of net operating loss carryforwards.....         (48.4)  29.8
      Change in valuation allowance.......................  34.0    25.2  (75.9)
                                                           -----   -----  -----
                                                             .5%    16.4%  16.9%
                                                           =====   =====  =====

  At January 27, 1996, the Company has net operating loss carryforwards of approximately $30,607,000 available to offset future taxable income for federal income tax purposes. These carryforwards expire principally in fiscal 1997 through 2011.

  The components of the net deferred tax assets and liabilities as of January 27, 1996 and January 28, 1995 are as follows:

                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
      Deferred tax assets:
        Inventory........................................... $    214  $    647
        Accruals and other liabilities......................      311       654
        Property, plant and equipment.......................                626
        Alternative Minimum Tax credit......................      349
        Net operating loss carryforwards....................   11,937    20,885
                                                             --------  --------
                                                               12,811    22,812
        Valuation allowance.................................  (11,954)  (18,466)
                                                             --------  --------
                                                                  857     4,346
                                                             --------  --------
      Deferred tax liabilities:
        Receivables.........................................              4,046
        Inventory...........................................                 98
        Property, plant and equipment.......................      857       696
                                                             --------  --------
                                                                  857     4,840
                                                             --------  --------
        Net deferred tax liabilities........................ $    --   $    494
                                                             ========  ========

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

7. LEASE COMMITMENTS

  The following table presents the future minimum lease commitments for all operating leases that have initial or remaining noncancelable terms in excess of one year. The leases expire in fiscal 1997 to 2006 and have various renewal options.

             FISCAL                       OPERATING
              YEAR                          LEASES
             ------                     --------------
                                        (IN THOUSANDS)
              1997.....................    $ 2,224
              1998.....................      2,265
              1999.....................      2,101
              2000.....................      2,017
              2001.....................      2,028
              Thereafter...............      7,075
                                           -------
                Total minimum lease
                 payments..............    $17,710
                                           =======

  Certain store leases contain contingent rental provisions based on retail sales. Rent expense, net of insignificant sublease income, for fiscal years 1996, 1995 and 1994 was $2,368,000, $6,493,000 and $5,720,000, respectively, including contingent rentals of $174,000, $149,000 and $127,000.

8. DISCONTINUED OPERATIONS, SALE OF ASSETS AND STORE CLOSINGS

  As a result of the sale of H-K, as described in Note 2, previously issued consolidated statements of operations have been restated to reflect H-K as a discontinued operation.

  Summarized results of H-K business were as follows (excluding the impact of minority interest and management fees allocated to H-K on the Company's financial statements):

                                                             FISCAL YEAR
                                                       ------------------------
                                                        1996     1995    1994
                                                       ------- -------- -------
                                                            (IN THOUSANDS)
      Net sales....................................... $84,807 $119,089 $99,373
      Costs and expenses..............................  84,675  114,097  95,252
                                                       ------- -------- -------
        Income before income taxes....................     132    4,992   4,121
      Income taxes....................................      53      646      88
                                                       ------- -------- -------
      Net income...................................... $    79 $  4,346 $ 4,033
                                                       ======= ======== =======

  Net assets of the discontinued business were as follows:

                                                        OCTOBER 28, JANUARY 28,
                                                           1995        1995
                                                        ----------- -----------
                                                            (IN THOUSANDS)
      Cash and cash equivalents........................  $  1,017    $  1,630
      Receivables, net.................................    19,395      23,728
      Merchandise, inventories.........................    19,906      19,325
      Land, buildings and equipment net of accumulated
       depreciation....................................     5,634       5,566
      Other assets.....................................     2,355       2,669
      Current Liabilities..............................   (21,101)    (26,513)
      Long-term debt, net of current portion...........    (2,271)     (1,562)
                                                         --------    --------
        Net assets of the discontinued business........  $ 24,935    $ 24,843
                                                         ========    ========

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

9. PENSION, PROFIT-SHARING AND EMPLOYEE BENEFIT PLANS

  The Company and its subsidiary have defined contribution plans which substantially all non-union employees may join after completing one year and 1,000 hours of service. Annually, the companies contribute a discretionary amount determined by their respective Boards of Directors and participants may voluntarily contribute varying percentages of their compensation.

  Approximately $137,000, $325,000 and $288,000 of expenses relating to these plans are included in the consolidated statements of operations in fiscal 1996, 1995, and 1994, respectively. All plans are qualified under provisions of the Internal Revenue Code.

10. STOCK OPTION PLAN

  Information for the fiscal years ended January 29, 1994, January 28, 1995 and January 27, 1996 with respect to options under the Company's Plans is as follows:

                                                         NUMBER OF OPTION PRICE
                                                          SHARES     PER SHARE
                                                         --------- -------------
      Shares under Option:
        January 30, 1993................................  116,500  $ .50
          Granted.......................................    5,000   2.25
          Exercised.....................................  (10,000)   .50
                                                          -------
        January 29, 1994................................  111,500    .50 to 2.25
          Granted.......................................   58,000   1.31 to 1.63
          Expired/Canceled..............................   (6,000)   .50 to 2.25
                                                          -------
        January 28, 1995................................  163,500    .50 to 1.63
          Exercised.....................................   (8,000)   .50
          Expired/Canceled..............................   (7,000)   .50 to 1.31
                                                          -------
        January 27, 1996................................  148,500    .50 to 1.63
                                                          =======

  All options are exercisable for a 10-year period beginning on the date of the grant.

  No compensation expense has been recognized by the Company as all options were granted at the market price of the stock on the date of the grants.

11. FOURTH QUARTER ADJUSTMENTS

  Results of continuing operations in the fourth quarter of fiscal 1996, 1995 and 1994 were increased by year end adjustments of approximately $666,000, $716,000 and $525,000, respectively, which related primarily to adjustments to inventory and certain miscellaneous accruals.

12. SUPPLEMENTARY INFORMATION

  Accrued liabilities in the consolidated balance sheets include sales tax payable of $152,000 and $2,347,000 at January 27, 1996 and January 28, 1995,
respectively.

  Charges to selling, general and administrative expenses for fiscal 1996, 1995 and 1994, include the following:

                                                               FISCAL YEAR
                                                           --------------------
                                                            1996   1995   1994
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
      Advertising costs................................... $1,571 $1,647 $1,682
      Real estate and personal property taxes.............  1,282  1,303  1,235

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED) Advertising costs are expensed when incurred.

13. RELATED PARTY TRANSACTIONS

  Through July 31, 1993, a subsidiary of the Company was required to pay a management fee to Jupiter of 4.5% of Sussex's cumulative income before federal income taxes. The fees recorded were $11,000 in fiscal 1994.

  Jupiter owns a portion of the company from which annuity contracts were purchased in fiscal 1996, 1995 and 1994. The total value of the contracts of $1,301,000 and $1,180,000 is included in other assets at January 27, 1996 and January 28, 1995, respectively. The annuity contract was purchased to secure payments under certain contractual obligations for future services to the chief executive officer of the Company. In addition, the Company earned interest of $90,000, $82,000, and $74,000 on these annuity contracts during fiscal 1996, 1995, and 1994, respectively.

                                                                      SCHEDULE I

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                            CONDENSED BALANCE SHEETS

                     JANUARY 27, 1996 AND JANUARY 28, 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         JANUARY 27, JANUARY 28,
                        ASSETS                              1996        1996
                        ------                           ----------- -----------
Current assets:
  Cash and cash equivalents............................    $ 3,792     $    50
  Receivables..........................................          4         --
  Other assets.........................................         22          45
                                                           -------     -------
    Total current assets...............................      3,818          95
                                                           -------     -------
Investments in and advances to subsidiaries, at equity.     10,874      20,086
Equipment, at cost, net of accumulated depreciation....         87          99
Other assets...........................................        105         197
                                                           -------     -------
                                                           $14,884     $20,477
                                                           =======     =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Current portion of long-term debt....................                $ 1,280
  Accounts payable and accrued liabilities.............    $ 1,415         750
                                                           -------     -------
    Total current liabilities..........................      1,415       2,030
                                                           -------     -------
Long-term debt, less current portion...................                  6,375
Redeemable preferred stock, including accrued dividends
 of $754 and $473, respectively........................      3,937       3,656
Commitments and contingencies
Common stock and other shareholders' equity:
  Common shares, no par value; authorized 10,000,000
   shares; issued 7,209,311 shares.....................     11,246      11,242
  Paid in capital......................................      4,775       6,129
  Accumulated deficit..................................     (5,204)     (7,676)
  Treasury stock, 154,438 and 154,153 shares at cost,
   respectively........................................     (1,285)     (1,279)
                                                           -------     -------
    Total common stock and other shareholders' equity..      9,532       8,416
                                                           -------     -------
                                                           $14,884     $20,477
                                                           =======     =======

The accompanying notes are an integral part of the condensed financial informa-
                            tion of the Registrant.

                                                                      SCHEDULE I

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                  FOR THE FISCAL YEARS ENDED JANUARY 27, 1996,
                     JANUARY 28, 1995 AND JANUARY 29, 1994
                                 (IN THOUSANDS)

                                                           FISCAL YEAR
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
Corporate management fee............................ $ 1,190  $ 1,392  $ 1,135
Selling, general and administrative expenses........   1,357    1,221    1,244
                                                     -------  -------  -------
  Operating (loss) income...........................    (167)     171     (109)
Interest expense, net...............................    (429)  (1,011)    (855)
Intercompany interest expense, net..................  (1,418)    (417)    (268)
                                                     -------  -------  -------
  Loss before equity in net income (loss) of
   subsidiaries.....................................  (2,014)  (1,257)  (1,232)
Equity in net (loss) income of subsidiaries.........  (2,089)     136   (2,390)
Equity in net income of discontinued operations.....   6,856    1,608    2,276
                                                     -------  -------  -------
  Net income (loss).................................   2,753      487   (1,346)
Accumulated deficit, beginning of year..............  (7,676)  (7,943)  (6,416)
Cash dividends accrued on redeemable preferred
 stock..............................................    (281)    (220)    (181)
                                                     -------  -------  -------
Accumulated deficit, end of year.................... $(5,204) $(7,676) $(7,943)
                                                     =======  =======  =======




     The accompanying notes are an integral part of the condensed financial information of the Registrant.

                                                                      SCHEDULE I

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                  FOR THE FISCAL YEARS ENDED JANUARY 27, 1996,
                     JANUARY 28, 1995 AND JANUARY 29, 1994

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                           FISCAL YEAR
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
Cash flows from operating activities:
  Net income (loss)................................. $ 2,753  $   487  $(1,346)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
    Equity in net (income) loss of subsidiaries.....  (4,667)  (1,744)     114
    Depreciation....................................     130       13       40
    Gain on sale of asset...........................    (100)
  Change in assets and liabilities:
    Accounts Receivable.............................      (4)
    Other assets (current)..........................      23       (9)      (5)
    Other assets (non-current)......................     (25)      (6)     (34)
    Accounts payable and accrued liabilities........     665      338       65
                                                     -------  -------  -------
      Net cash used in operating activities.........  (1,225)    (921)  (1,166)
                                                     -------  -------  -------
Cash flows from investing activities:
  Capital expenditures..............................      (1)      (5)     (16)
  Proceeds from sale of assets......................                       225
  Dividends received from subsidiaries, net.........                         7
  Investments in and advances from subsidiaries,
   net..............................................  12,624    2,247    5,802
                                                     -------  -------  -------
      Net cash provided by investing activities.....  12,623    2,242    6,018
                                                     -------  -------  -------
Cash flows from financing activities:
  Principal payments of long-term debt..............  (7,655)  (1,280)  (4,850)
  Proceeds from exercise of stock options...........       4                 5
  Purchase of treasury shares.......................      (5)
                                                     -------  -------  -------
      Net cash used in financing activities.........  (7,656)  (1,280)  (4,845)
                                                     -------  -------  -------
Net increase in cash and cash equivalents...........   3,742       41        7
Cash and cash equivalents at beginning of year......      50        9        2
                                                     -------  -------  -------
Cash and cash equivalents at end of year............ $ 3,792  $    50  $     9
                                                     =======  =======  =======
Cash paid (received) during the fiscal year for:
  Interest.......................................... $   642  $   988  $ 1,075
  Income taxes......................................     (14)      14       (1)

     The accompanying notes are an integral part of the condensed financial information of the Registrant.

                                                                     SCHEDULE I

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

          NOTES TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

1. NOTES PAYABLE AND REDEEMABLE PREFERRED STOCK

  Information with respect to indebtedness and Redeemable Preferred Stock of the Registrant and indebtedness of subsidiaries guaranteed by the Registrant is summarized in notes 4 and 5 of notes to consolidated financial statements.

2. DIVIDEND RESTRICTIONS

  Restrictions contained in certain loan agreements with financial institutions limit the payment of cash dividends to the Registrant by its consolidated subsidiaries. Dividends are limited to payments from Goldblatt's subject to certain net worth requirements.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          JG Industries, Inc.

                                                   /s/ William Hellman
                                          By __________________________________
                                                      William Hellman
                                                    Chairman and Chief
                                                     Executive Officer
Dated: May 8, 1996


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.



      /s/ William Hellman            Chairman and Chief Executive  Date: May 8, 1996
____________________________________   Officer
                                                                              William Hellman
Directors:
      /s/ Peter C.B. Bynoe           Director                      Date: May 8, 1996
____________________________________
          Peter C.B. Bynoe

       /s/ Sheldon Collen            Director                      Date: May 8, 1996
____________________________________
           Sheldon Collen

        /s/ Max Dressler             Director                      Date: May 8, 1996
____________________________________
            Max Dressler

      /s/ Lionel Goldblatt           Director                      Date: May 8, 1996
____________________________________
          Lionel Goldblatt

      /s/ William Hellman            Director                      Date: May 8, 1996
____________________________________
          William Hellman

      /s/ Charles Jamison            Director                      Date: May 8, 1996
____________________________________
          Charles Jamison

      /s/ Michael Kurzman            Director                      Date: May 8, 1996
____________________________________
          Michael Kurzman

      /s/ Philip Rootberg            Director                      Date: May 8, 1996
____________________________________
          Philip Rootberg

        /s/ Edward Ross              Director                      Date: May 8, 1996
____________________________________
            Edward Ross

    /s/ Wallace W. Schroeder         Director                      Date: May 8, 1996
____________________________________
        Wallace W. Schroeder

                               INDEX TO EXHIBITS

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                     DOCUMENT DESCRIPTION                      NUMBER
  -------                    --------------------                    ----------
  2.1      Disclosure Statement of the Company, dated July 6,
           1983, filed by the Company with the Bankruptcy Court
           and delivered to the Company's creditors and sharehold-
           ers, which describes the Plan of Reorganization as an
           Exhibit. (Previously filed as Exhibit 2.1 to the Cur-
           rent Report on Form 8-K dated October 14, 1983 and is
           incorporated herein by reference.)
  2.2      Stock Purchase Agreement, dated as of October 1, 1984,
           among Goldblatt Bros., Inc., The Jupiter Corporation
           and JGM Holdings, Inc., and Marvin Kagan, Robert D.
           Berk, Dennis R. McGarvy, Theodore Lazaraton and Paul
           Homer, as Trustee of the Marvin Kagan Irrevocable Trust
           Agreement U/T/A, dated May 20, 1983, relating to the
           stock purchase of all of the outstanding stock of
           Milgram-Kagan Corporation by the Company. (Previously
           filed as Exhibit 2.1 to the Current Report on Form 8-K
           dated November 7, 1984, and is incorporated herein by
           reference.)
  2.3      First Amendment to Stock Purchase Agreement, dated as
           of February 28, 1985. (Previously filed as Exhibit 2.3
           to the 1986 10-K and is incorporated herein by refer-
           ence.)
  2.4      Purchase and Sale Agreement, dated as of September 29,
           1984 (the "Purchase and Sale Agreement"), by and be-
           tween Jay Sixteen Corporation (now known as Sussex
           Group, Ltd. after name change) and Household Merchan-
           dising, Inc. and Huffman Koos Company. (Previously
           filed as Exhibit 2.1 to the Current Report on Form 8-K,
           dated January 10, 1985 (the "1985 8-K"), and is incor-
           porated herein by reference.)
  2.5      First Amendment to Purchase and Sale Agreement, dated
           as of January 4, 1985. (Previously filed as Exhibit 2.2
           to the 1985 8-K and is incorporated herein by refer-
           ence.)
  2.6      Second Amendment to Purchase and Sale Agreement, dated
           as of January 9, 1985. (Previously filed as Exhibit 2.3
           to the 1985 8-K and is incorporated herein by refer-
           ence.)
  2.7      Purchase and Sale Agreement, dated as of March 8, 1985,
           by and between Sussex Group, Ltd. and McMahan's Valley
           Stores. (Previously filed as Exhibit 2.6 to the 1986
           10-K and is incorporated herein by reference.)
  2.8      First Amendment to Purchase and Sale Agreement, dated
           April 1, 1985. (Previously filed as Exhibit 2.7 to the
           1986 10-K and is incorporated herein by reference.)
  2.9      Agreement for the Purchase and Sale of Assets, dated
           April 15, 1987, by and between Sussex Group, Ltd. and
           RBK Furniture, Inc. (Previously filed as Exhibit 2.9 to
           the 1987 10-K and is incorporated herein by reference.)
  2.10     Stock Purchase Agreement, dated September 30, 1985, by
           and among Milgram-Kagan Corporation, a Delaware Corpo-
           ration, and William A. Wiss individually, and as
           Trustee under Living Trust of William A. Wiss, and Al-
           vin Steinman and Marvin Talan. (Previously filed as Ex-
           hibit 2.8 to the 1986 10-K and is incorporated herein
           by reference.)
  2.11     Agreement and Plan of Reorganization, dated October 10,
           1986, by and between JG Industries, Inc. and
           Goldblatt's Department Stores, Inc. (Previously filed
           as Exhibit 2.11 to the 1987 10-K and is incorporated
           herein by reference.)
  2.12     Agreement and Plan of Reorganization, dated September
           25, 1987 by and among the following: JG Industries,
           Inc., an Illinois corporation; JGM Holdings, Inc., a
           Delaware corporation; The Jupiter Corporation, a Dela-
           ware corporation; Milgram-Kagan Corporation, a Delaware
           corporation; and the following individuals: Marvin Ka-
           gan, Dennis R. McGarvy, Theodore Lazaraton, Paul Homer,
           as Trustee of the Marvin Kagan Irrevocable Trust Agree-
           ment U/T/A dated May 20, 1983 and Marvin Kagan, as
           Trustee. (Previously filed as Exhibit 2.12 to the 1988
           10-K and is incorporated herein by reference.)

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                     DOCUMENT DESCRIPTION                      NUMBER
  -------                    --------------------                    ----------
  2.13     Stock Purchase Agreement, dated February 15, 1988, by
           and among Sussex Group Holding Company and Michael L.
           Silverman and Sydney Selati. (Previously filed as Ex-
           hibit 2.13 to the 1988 10-K and is incorporated herein
           by reference.)
  2.14     Purchase Agreement, dated as of March 16, 1988 by and
           between Ward White U.S.A. Holdings, Inc., a Delaware
           corporation, Charles Kushins, Inc., a Delaware corpora-
           tion, Milgram-Kagan Corporation, a Delaware corporation
           and Kushins Acquisition, Inc., a Delaware corporation.
           (Previously filed as Exhibit 2.14 to the April 30, 1988
           10-Q and is incorporated herein by reference.)
  2.15     Purchase and Sale Agreement, dated as of June 29, 1989
           by and between BBD Acquisition Corporation, a Delaware
           corporation, Sussex Group, Ltd., a Delaware corporation
           and JG Industries, Inc., an Illinois corporation. (Pre-
           viously filed as Exhibit 2.1 to the August 10, 1989 8-K
           and is incorporated herein by reference.)
  2.16     First Amendment to Purchase and Sale Agreement, dated
           as of August 1, 1989. (Previously filed as Exhibit 2.2
           to the August 10, 1989 8-K and is incorporated herein
           by reference.)
  2.17     Termination Agreement, dated September 7, 1990 by and
           among Marvin Kagan, Milgram-Kagan Corporation, a Dela-
           ware corporation, The Jupiter Corporation, an Illinois
           corporation, JG Industries, Inc., an Illinois corpora-
           tion, J. Kagan Corporation, an Illinois corporation,
           JJJ Shoe Corp., an Illinois corporation, Gold Shoes,
           Inc., an Illinois corporation, and JGM Holdings, Inc.,
           a Delaware corporation. (Previously filed as Exhibit
           2.17 to the 1991 10-K and is incorporated herein by
           reference.)
  2.18     Purchase and Sale Agreement, dated as of October 13,
           1992 by and among JG Industries, Inc., Westinghouse
           Credit Corporation and The Jupiter Corporation. (Previ-
           ously filed as Exhibit 10.1 to the October 13, 1992 8-K
           and is incorporated herein by reference.)
  2.19     Settlement Agreement, dated as of January 30, 1993 by
           and among JG Industries, Inc., The Jupiter Corporation,
           JGM Holdings, Inc., Theodore Lazaraton and Dennis
           McGarvy. (Previously filed as Exhibit 2.19 to the 1993
           10-K and is incorporated herein by reference.)
  2.20     Memorandum of Settlement, dated as of January 30, 1993
           by and among JG Industries, Inc., The Jupiter Corpora-
           tion, JGM Holdings, Inc., Marvin Kagan and Paul Homer,
           Trustee of The Marvin Kagan Irrevocable Trust. (Previ-
           ously filed as Exhibit 2.20 to the 1993 10-K and is in-
           corporated herein by reference.)
  2.21     Agreement and Plan of Merger, dated July 20, 1993, be-
           tween SGH, Inc. and JG Industries, Inc. (Previously
           filed in preliminary form as Exhibit A to the June 22,
           1993 Notice of Annual Meeting of Shareholders and Proxy
           Statement).
  2.22     Stock Purchase and Loan Agreement, dated as of November
           3, 1993 (but effective October 29, 1993), among The Ju-
           piter Corporation, Sussex Group Ltd., and JG Indus-
           tries, Inc.
  2.23     First Amendment to Stock Purchase and Loan Agreement,
           dated as of November 29, 1994, among Sussex Group,
           Ltd., Jupiter Industries, Inc., and JG Industries, Inc.
           (Previously filed as Exhibit 2.23 to the October 29,
           1994 10-Q and is incorporated herein by reference.)
  2.24     Stock Purchase Agreement, dated as of November 29,
           1994, between Jupiter Industries, Inc. and Sussex
           Group, Ltd. (Previously filed as Exhibit 2.24 to the
           October 29, 1994 10-Q and is incorporated herein by
           reference).
  2.25     Agreement and Plan of Merger, dated as of September 18,
           1995, among Huffman Koos, Inc., HK Acquisition Company,
           Inc. and Breuner's Home Furnishings Corporation. (Pre-
           viously filed as Exhibit 2.1 to the September 18, 1995
           8-K and is incorporated herein by reference.)

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                     DOCUMENT DESCRIPTION                      NUMBER
  -------                    --------------------                    ----------
  2.26     Stockholders' Agreement, dated September 18, 1995,
           among HK Acquisition Company, Inc., Breuner's Home Fur-
           nishings Corporation, Jupiter Industries, Inc. and Sus-
           sex Group, Ltd. (Previously filed as Exhibit 2.2 to the
           September 18, 1995 8-K and is incorporated herein by
           reference.)
  3.1      Articles of Amendment and Restated Articles to the Ar-
           ticles of Incorporation of the Company. (Previously
           filed as Exhibit 3.1 to the July 28, 1990 10-Q and is
           incorporated herein by reference.)
  3.2      By-Laws of the Company, as amended on April 29, 1992.
           (Previously filed as Exhibit 3.3 to the April 25, 1992
           10-Q and is incorporated herein by reference.)
  4.1      Certificate of the Voting Powers, Designations, Prefer-
           ences and Relative, Participating, Optional or Other
           Rights, and the Qualifications, Limitations or Restric-
           tions thereof, of the Series A 9% Cumulative Preferred
           Stock of the Company. (Previously filed as Exhibit 4.1
           to the July 28, 1990 10-Q and is incorporated herein by
           reference.)
  4.2      First Amendment to Certificate of the Voting Powers,
           Designations, Preferences and Relative, Participating,
           Optional or Other Rights, and the Qualifications, Limi-
           tations or Restrictions thereof, of the Series A 9% Cu-
           mulative Preferred Stock of the Company. (Previously
           filed as Exhibit 4.2 to the 1991 10-K and is incorpo-
           rated herein by reference.)
  4.3      Second Amendment to Certificate of the Voting Powers,
           Designations, Preferences and Relative, Participating,
           Optional or Other Rights, and the Qualifications, Limi-
           tations or Restrictions thereof, of the Series A 9% Cu-
           mulative Preferred Stock of the Company. (Previously
           filed as Exhibit 4.3 to the July 25, 1992 10-Q and is
           incorporated herein by reference.)
  4.4      Third Amendment to Certificate of the Voting Powers,
           Designations, preferences and Relative, Participating,
           Optional or Other Rights, and the Qualifications, Limi-
           tations or Restrictions thereof, of the Series A 9% Cu-
           mulative Preferred Stock of the Company. (Previously
           filed as Exhibit 4.1 to the October 13, 1992 8-K and is
           incorporated herein by reference.)
 10.1      Amended and Restated Employment Agreement dated, June
           1, 1983, between the Company and William Hellman. (Pre-
           viously filed as Exhibit 10.1 to the 1984 10-K and is
           incorporated herein by reference.)
 10.2      First Amendment to Amended and Restated Employment
           Agreement, dated August 8, 1985, between the Company
           and William Hellman. (Previously filed as Exhibit 10.2
           to the 1986 10-K and is incorporated herein by refer-
           ence.)
 10.3      Guaranty of The Jupiter Corporation, dated as of June
           1, 1983 relative to the Amended and Restated Employment
           Agreement, dated as of June 1, 1983, by and between the
           Company and William Hellman. (Previously filed as Ex-
           hibit 10.2 to the 1985 10-K and is incorporated herein
           by reference.)
 10.4      Second Amendment to Amended and Restated Employment
           Agreement, including a Stock Purchase and Sale Agree-
           ment, dated July 23, 1986, between the Company and Wil-
           liam Hellman. (Previously filed as Exhibit 10.4 to the
           Company's July 26, 1986 10-Q and is incorporated herein
           by reference.)
 10.5      Employment Agreement, dated June 1, 1983, between the
           Company and Lionel H. Goldblatt. (Previously filed as
           Exhibit 10.2 to the 1984 10-K and is incorporated
           herein by reference.)
 10.6      Amendment to Employment Agreement, dated July 22, 1987
           between and among the Company, Goldblatt's Department
           Stores, Inc. and Lionel H. Goldblatt. (Previously filed
           as Exhibit 10.6 to the 1988 10-K and is incorporated
           herein by reference.)

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                     DOCUMENT DESCRIPTION                      NUMBER
  -------                    --------------------                    ----------
 10.7      Incentive Stock Option and Non-Statutory Stock Option
           Agreement. (Previously filed as Exhibit 4.2 to the
           Company's Registration Statement on Form S-8, dated
           September 29, 1984, and is incorporated herein by ref-
           erence.)
 10.8      1983 Stock Option and Stock Appreciation Rights Plan.
           (Previously filed as Exhibit 10.4 to the 1984 10-K and
           is incorporated herein by reference.)
 10.9      1988 Stock Option Plan (Previously filed as Exhibit
           10.9 to the 1989 10-K and is incorporated herein by
           reference.)
 10.10     Third Amendment to Amended and Restated Employment
           Agreement, dated October 3, 1988, between the Company
           and William Hellman. (Previously filed as Exhibit 10.10
           to the 1989 10-K and is incorporated herein by refer-
           ence.)
 10.11     Fourth Amendment to Amended and Restated Employment
           Agreement, dated March 28, 1989, between the Company
           and William Hellman. (Previously filed as Exhibit 10.11
           to the 1989 10-K and is incorporated herein by refer-
           ence.)
 10.12     Fourth Amendment to Employment Agreement, dated April
           6, 1988 between and among the Company, Goldblatt's De-
           partment Stores, Inc. and Lionel H. Goldblatt. (Previ-
           ously filed as Exhibit 10.12 to the 1989 10-K and is
           incorporated herein by reference.)
 10.13     Fifth Amendment to Employment Agreement, dated March
           28, 1989 between and among the Company, Goldblatt's De-
           partment Stores, Inc. and Lionel H. Goldblatt. (Previ-
           ously filed as Exhibit 10.13 to the 1989 10-K and is
           incorporated herein by reference.)
 10.14     Fifth Amendment to Amended and Restated Employment
           Agreement, dated January 25, 1991 between the Company
           and William Hellman. (Previously filed as Exhibit 10.14
           to the 1991 10-K and is incorporated herein by refer-
           ence.)
 10.15     Sixth Amendment to Employment Agreement, dated January
           28, 1991 between and among the Company, Goldblatt's De-
           partment Stores, Inc. and Lionel H. Goldblatt. (Previ-
           ously filed as Exhibit 10.15 to the 1991 10-K and is
           incorporated herein by reference.)
 10.16     Seventh Amendment to Employment Agreement, dated Febru-
           ary 18, 1992 between and among the Company, Goldblatt's
           Department Stores, Inc. and Lionel H. Goldblatt. (Pre-
           viously filed as Exhibit 10.16 to the 1992 10-K and is
           incorporated herein by reference.)
 10.17     Sixth Amendment to Amended and Restated Employment
           Agreement, dated April 27, 1992, between the Company
           and William Hellman. (Previously filed as Exhibit 10.17
           to the April 25, 1992 10-Q and is incorporated herein
           by reference.)
 10.18     Eighth Amendment to Employment Agreement, dated Febru-
           ary 23, 1994 between and among the Company, Goldblatt's
           Department Stores, Inc. and Lionel H. Goldblatt.
 10.19     Eighth Amendment to Amended and Restated Employment
           Agreement, dated May 26, 1994, between the Company and
           William Hellman. (Previously filed as Exhibit 10.19 to
           the April 30, 1994 10-Q and is incorporated herein by
           reference.)
 10.20     Ninth Amendment to Employment Agreement, dated April
           19, 1995, between and among the Company, Goldblatt's
           Department Stores, Inc. and Lionel H. Goldblatt. (Pre-
           viously filed as Exhibit 10.20 to the January 28, 1995
           10-K and is incorporated herein by reference.)
 10.21     Ninth Amendment to Amended and Restated Employment
           Agreement, dated June 12, 1995, between the Company,
           Goldblatt's Department Stores, Inc. and William
           Hellman.
 22.1      List of Subsidiaries.
 24.1      Consent of Coopers & Lybrand L.L.P., Independent Ac-
           countants.

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                     DOCUMENT DESCRIPTION                      NUMBER
  -------                    --------------------                    ----------
 28.1      Supplemental Agreement, dated as of June 17, 1983, be-
           tween the Company, Goldblatt Subsidiary, Inc. ("GS"),
           Jupiter Subsidiary A. Inc. ("JSA"), J.G. Investments
           ("JG") and J. Gold Corporation, together with a modifi-
           cation dated September 30, 1983. (Previously filed as
           Exhibit 28.1 to the 1983 8-K and is incorporated herein
           by reference.)
 28.2      Agreement and Plan of Merger, dated September 30, 1983,
           between JSA and GS. (Previously filed as Exhibit 28.2
           to the 1983 8-K and is incorporated herein by refer-
           ence.)