Form 10-Q
period 1996-04-27
JG INDUSTRIES INC/IL/
filed 1996-06-11
CIK 42179

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             April 27, 1996
                               ----------------------------------------

                                      OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to ______________________

Commission File number                   1-258
                      ________________________________________________________

                              JG INDUSTRIES, INC.
______________________________________________________________________________
            (Exact name of registrant as specified in its charter)


            ILLINOIS                                     36-1141010
______________________________________________________________________________
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

    1615 WEST CHICAGO AVENUE                         CHICAGO, IL  60622
______________________________________________________________________________
                   (Address of principal executive offices)
                                   (Zip Code)

                                (312) 850-8000
______________________________________________________________________________
             (Registrant's telephone number, including area code)

______________________________________________________________________________
                (Former name, former address and former fiscal
                      year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
      Yes X No
         ___   ___


       Common Stock outstanding as of April 27, 1996 - 7,061,890 shares
       ----------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                         ITEM 1. FINANCIAL STATEMENTS



Company or group of companies for which report is filed:

                JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
                ----------------------------------------------



In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of April 27, 1996, January 27, 1996, and April 29, 1995 and the results of its operations and its cash flows for the quarters ended April 27, 1996 (first quarter of fiscal 1997) and April 29, 1995 (first quarter of fiscal 1996) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                    April 27,   January 27,   April 29,
                                                       1996         1996         1995
                                                    ----------  ------------  ----------
    ASSETS
    ------

Current Assets:
  Cash and cash equivalents                           $ 3,628       $ 3,792     $     4
  Receivables, net                                        617           350      16,138
  Merchandise inventories                              10,122         8,734      32,629
  Other current assets                                    551           335       1,264
                                                      -------       -------     -------

    Total current assets                               14,918        13,211      50,035
                                                      -------       -------     -------

Land, buildings and
 equipment, at cost                                    23,736        23,650      35,503

Less accumulated depreciation
 and amortization                                      14,684        14,347      19,220
                                                      -------       -------     -------

                                                        9,052         9,303      16,283
                                                      -------       -------     -------

Deferred income taxes                                                               626

Leasehold rights, net                                      67            69         760

Due from Jupiter                                        1,265         1,265

Other assets                                            1,478         1,467       2,003
                                                      -------       -------     -------

                                                      $26,780       $25,315     $69,707
                                                      =======       =======     =======
LIABILITIES, COMMON STOCK AND
- -----------------------------
  OTHER SHAREHOLDERS' EQUITY
  --------------------------

Current Liabilities:
  Notes payable                                       $ 1,800       $   200     $ 1,230
  Current portion of long-term debt                       227           627       1,915
  Accounts payable                                      5,529         3,875      12,780
  Accrued liabilities                                   2,831         3,195       8,099
  Undelivered sales liability                                                     4,890
  Deferred income taxes                                                             927
                                                      -------       -------     -------

    Total current liabilities                          10,387         7,897      29,841
                                                      -------       -------     -------

Long-term debt, less current portion                    1,791         1,848      11,110

Other long-term liabilities                               940           928         890

Minority interest                                       1,196         1,173      17,097

Redeemable preferred stock, including accrued
  dividends of $844, $754 and $540, respectively        4,027         3,937       3,723

Common stock and other shareholders' equity:
  Common shares; no par value;
   authorized 10,000,000 shares;
   issued 7,217,311 shares                             11,246        11,246      11,242
  Paid-in capital                                       4,775         4,775       6,129
  Accumulated deficit                                  (6,297)       (5,204)     (9,046)
  Treasury shares - 155,421, 155,322 and
   154,682 shares at cost, respectively                (1,285)       (1,285)     (1,279)
                                                      -------       -------     -------

                                                        8,439         9,532       7,046
                                                      -------       -------     -------

                                                      $26,780       $25,315     $69,707
                                                      =======       =======     =======

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
           FOR THE QUARTERS ENDED APRIL 27, 1996 AND APRIL 29, 1995
           --------------------------------------------------------
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                          Quarter      Quarter
                                           Ended        Ended
                                         April 27,    April 29,
                                           1996         1995
                                        -----------  -----------

Net sales from continuing operations    $   15,361   $   16,541

Cost of sales                               10,355       11,421
                                        ----------   ----------

  Gross profit                               5,006        5,120

Selling, general and administrative
 expenses                                    5,960        6,239
                                        ----------   ----------

  Operating loss from continuing
operations                                    (954)      (1,119)

Interest expense, net                          (12)        (255)

Loss on issuance of stock by subsidiary                      (3)

Minority interest in net income
 of subsidiary                                 (23)         (13)
                                        ----------   ----------

  Loss before income tax provision
   and discontinued operations                (989)      (1,390)

Income tax provision                           (14)         (11)
                                        ----------   ----------

  Loss before discontinued
   operations                               (1,003)      (1,401)

Income from discontinued operations                          98
                                        ----------   ----------

Net loss                                $   (1,003)  $   (1,303)
                                        ==========   ==========

Net loss applicable to common and
 common equivalent shares               $   (1,093)  $   (1,370)
                                        ==========   ==========

Loss per common share from
 continuing operations                       $(.15)       $(.21)
                                        ==========   ==========

Loss per common share                        $(.15)       $(.19)
                                        ==========   ==========

Average number of common and common
 equivalent shares outstanding           7,061,918    7,054,694
                                        ==========   ==========


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  for the fiscal year ended January 27, 1996,
                     and the quarter ended April 27, 1996

                       (in thousands, except share data)
                                  (unaudited)
                                  ------------

                                  Common   Paid-In   Accumulated   Treasury
                                  Shares   Capital     Deficit       Stock      Total
                                 -------   -------   -----------   --------     -----

Balances, January 28, 1995       $11,242   $ 6,129     $(7,676)    $(1,279)   $ 8,416

Net income, fiscal 1996                                  2,753                  2,753

Gain on sale of H-K stock
  to Jupiter                                   176                                176

Loss on purchase of H-K stock
  from Jupiter                              (1,530)                            (1,530)

Exercise of stock options for
  8,000 common shares                  4                                            4

Purchase of 884 common shares                                           (6)        (6)

Dividends accrued on
  redeemable preferred stock                              (281)                  (281)
                                 -------   -------   ---------     -------    -------

Balances, January 27, 1996        11,246     4,775      (5,204)     (1,285)     9,532

Net loss, thirteen week
  period ended April 27, 1996                           (1,003)                (1,003)

Dividends accrued on
  redeemable preferred stock                               (90)                   (90)
                                 -------   -------   ---------     -------    -------

Balances, April 27, 1996         $11,246   $ 4,775     $(6,297)    $(1,285)   $ 8,439
                                 =======   =======   =========     =======    =======




                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
           FOR THE QUARTERS ENDED APRIL 27, 1996 AND APRIL 29, 1995
           --------------------------------------------------------
                                (in thousands)
                                --------------
                                  (unaudited)
                                  -----------



                                                     Quarter       Quarter
                                                      Ended         Ended
                                                    April 27,     April 29,
                                                       1996          1995
                                                  --------------  ----------

Cash flows from operating activities:

 Net loss                                            $(1,003)      $(1,303)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                         339           680
   Deferred income taxes                                              (193)
   Minority interest                                      23          (173)
   Loss on issuance of stock
     by subsidiary                                                       3
   Changes in assets and liabilities:
     Receivables                                        (267)        7,845
     Merchandise inventories                          (1,388)       (3,638)
     Other assets (current)                             (216)          (71)
     Other assets (noncurrent)                           (11)           (7)
     Accounts payable and accrued liabilities          1,302        (6,095)
                                                     -------       -------

     Net cash used in operating activities            (1,221)       (2,952)
                                                     -------       -------

Cash flows from investing activities:

   Capital expenditures                                  (86)         (553)
                                                     -------       -------

     Net cash used in investing activities               (86)         (553)
                                                     -------       -------

Cash flows from financing activities:

   Net short-term borrowings                           1,600         1,230
   Net borrowings under revolving credit loan                        1,036
   Principal payments of long-term debt                 (457)         (805)
                                                     -------       -------
     Net cash provided by
      financing activities                             1,143         1,461
                                                     -------       -------

Net decrease in cash and cash equivalents               (164)       (2,044)

Cash and cash equivalents at beginning of year         3,792         2,048
                                                     -------       -------

Cash and cash equivalents at end of quarter          $ 3,628       $     4
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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 89% of the inventory as of April 27, 1996, January 27, 1996 and April 29, 1995, using the retail method. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $427,000, $406,000, and $1,894,000 higher at April 27, 1996, January 27, 1996 and April 29, 1995,
     respectively.

2) Receivables are presented net of allowances for cancellation reserves and doubtful accounts of approximately $42,000 at April 27, 1996, $42,000 at January 27, 1996 and $234,000 at April 29, 1995.

3) Leasehold rights are shown net of accumulated amortization of $33,000 at April 27, 1996, $31,000 at January 27, 1996 and $2,462,000 at April 29,
     1995.

4) Certain reclassifications have been made to the April 29, 1995 amounts in order to conform to classifications at April 27, 1996 and January 27, 1996.

5) During fiscal 1995, Sussex Group, Ltd. ("Sussex", an indirect majority owned subsidiary of the Company), transferred or sold a total of 800,000 shares of Huffman Koos Inc. ("H-K") common stock to Jupiter Industries, Inc. ("Jupiter"). The transfer of 700,000 shares of this stock on February 3, 1994 was used to repay a $5,075,000 note payable to Jupiter. The remaining 100,000 shares of H-K common stock was sold to Jupiter on November 30, 1994 for $800,000. As a result of the transfer and sale of the 800,000 shares, the Company recognized a gain of $1,540,000 in fiscal 1995. This gain was recorded as an increase to paid-in capital and represents the difference between the amount of the note retired and cash received and the amount of H-K net equity represented by these shares.

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

     Summarized results of H-K business for the thirteen weeks ended April 29, 1995 are as follows (excluding the impact of minority interest and management fees allocated to H-K on the Company's financial statements):

          Net sales                                 $ 23,035

          Cost and expenses                           23,316
                                                    --------

               Loss before income taxes                 (281)

          Income tax benefit                             193
                                                    --------

               Net loss                                  (88)
                                                    ========

     Net assets of the discontinued business as of April 29, 1995 were as follows:

          Receivables, net                          $ 15,495
          Merchandise inventories                     21,361
          Land, building and equipment net
            of accumulated depreciation                5,638
          Other assets                                 2,805

          Current liabilities                        (18,179)
          Long-term debt, net of current
            portion                                   (2,567)
                                                    --------

          Net assets of discontinued
            business                                $ 24,553
                                                    ========

     The sale of H-K gave rise to an obligation of the Company under the Series A 9% Cumulative Preferred Stock Designations to redeem all of the issued and outstanding shares of that class of stock. The redemption price for all of the Series A Preferred Stock is $3,183,000 plus unpaid accrued and additional dividends of $844,000 at April 27, 1996. A mandatory obligation to redeem shares of Series A Preferred Stock having a liquidation value of at least $1,500,000 was scheduled on May 1, 1996. The Directors not affiliated with Jupiter, on recommendation of management of the Company, have determined to defer any redemption of the Series A Preferred Stock until such time as it may do so without materially adversely affecting the financial condition of the Company, as contemplated by applicable state law. Pending satisfaction of any such redemption obligation, in accordance with the Preferred Stock Designations, the dividend rate on the Series A Preferred Stock increased from 9% to 12% per annum, compounded quarterly. Jupiter is seeking redemption of the Series A Preferred Stock.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


6) Effective January 27, 1996, Goldblatt's Department Store, Inc. ("Goldblatt's", a wholly-owned subsidiary of the Company) mortgage loan was amended changing the maturity date to August 1, 1997 and modifying the financial covenants. With the execution and delivery of the amendment, a principal payment of $400,000 was required. At April 27, 1996, Goldblatt's was in violation of certain financial covenants. Effective April 27, 1996, Goldblatt's received waivers on these violations from the lending institution.

     Effective February 22, 1996, Goldblatt's line of credit was amended. The line is guaranteed by the Company, and is collateralized by a Certificate of Deposit ("CD") in the amount of $3,500,000 held by the financial institution. Interest is payable monthly at the CD rate plus 1%.

7) During the first quarter of fiscal 1996, options to purchase 400 shares of common stock of H-K were exercised. Losses of $3,000 on the issuance of these shares were recorded by the Company with an increase to minority interest as H-K's net book value per share exceeded the option prices.

8) Loss per share applicable to common and common equivalent shares is computed after recognition of the dividend requirements on redeemable preferred stock of $90,000 in fiscal 1997, and $67,000 in fiscal 1996.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


Cash and cash equivalents decreased by $164,000 during the quarter ended April 27, 1996 which included approximately $1,221,000 of net cash used in operating activities. Accounts receivable increased by $267,000 due to an increase in layaway receivables during the first quarter. Inventories increased by approximately $1,388,000 due to normal seasonal increases which caused accounts payable to increase by approximately $1,368,000.

Goldblatt's Department Stores, Inc. ("Goldblatt's", a wholly-owned subsidiary of the Company) spent approximately $86,000 on capital expenditures during the first quarter of fiscal 1997 related to normal capital maintenance. Goldblatt's capital expenditures for the balance of fiscal 1997 will be minimal as no new store openings or major store renovations are planned. Goldblatt's had remaining availability of $1,700,000 under its line of credit as of April 27, 1996. The Company believes that Goldblatt's working capital and line of credit will be adequate to fund current operations and service the Company's indebtedness through fiscal 1997.

The Company used proceeds received by Sussex from the sale of the Huffman Koos, Inc. ("H-K") common stock to repay all debt outstanding under the Company's term loan of approximately $6,250,000 plus interest, and to deposit $3,500,000 as collateral on the Goldblatt's line of credit.

The sale of H-K gave rise to an obligation of the Company under the Series A 9% Cumulative Preferred Stock Designations to redeem all of the issued and outstanding shares of that class of stock. The redemption price for all of the Series A Preferred Stock is $3,183,000 plus unpaid accrued and additional dividends of $844,000 as of April 27, 1996. A mandatory obligation to redeem shares of Series A Preferred Stock having a liquidation value of at least $1,500,000 was scheduled on May 1, 1996. The Directors not affiliated with Jupiter, on recommendation of management of the Company, have determined to defer any redemption of the Series A Preferred Stock until such time as it may do so without materially adversely affecting the financial condition of the Company, as contemplated by applicable state law. Pending satisfaction of any such redemption obligation, in accordance with the Preferred Stock Designations, the dividend rate on the Series A Preferred Stock increased from 9% to 12% per annum, compounded quarterly. Jupiter is seeking redemption of the Series A Preferred Stock.

Effective January 27, 1996, Goldblatt's mortgage loan was amended changing the maturity date to August 1, 1997 and modifying the financial covenants. With the execution and delivery of the amendment, a principal payment of $400,000 was required. At April 27, 1996, Goldblatt's was in violation of certain financial covenants. Effective April 27, 1996, Goldblatt's received waivers on these violations from the lending institution.

Effective February 22, 1996, Goldblatt's line of credit was amended. The line is guaranteed by the Company, and is collateralized by a Certificate of Deposit ("CD") in the amount of $3,500,000 held by the financial institution. Interest is payable monthly at the CD rate plus 1%.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------


QUARTER ENDED APRIL 27, 1996 (FISCAL 1997) VS.
- ----------------------------------------------
QUARTER ENDED APRIL 29, 1995 (FISCAL 1996)
- ------------------------------------------

The loss from continuing operations decreased by approximately $398,000 or 28.4% as compared to the first quarter of fiscal 1996.

While sales decreased approximately 7.1% during the quarter primarily due to adverse weather conditions and a sluggish retail environment, gross margin improved as a percentage of sales to 32.5% as compared to 30.9% in the prior year. This improvement is due to a merchandise control program implemented during the fourth quarter of fiscal 1996 which resulted in more opportunistic purchases, lower inventory levels and less markdowns. Management intends to maintain inventory levels at approximately $1,000,000 below fiscal 1996 inventory levels.

Selling, general and administrative expenses ("SG&A") increased to 38.8% of sales from 37.7% in the prior year. The increase in SG&A expenses as a percentage of sales was due to the sales decline. Actual SG&A expense was down approximately $279,000 due to an expense reduction program implemented in February 1996.

Interest expenses decreased due to the repayment of the Company's term loan after the sale of H-K in fiscal 1996.

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


                                 JG INDUSTRIES, INC.
                                 -------------------
                                     (Registrant)



Date: June 7, 1996               /s/ Clarence Farrar
      ------------               -----------------------
                                 CLARENCE FARRAR
                                 President and acting
                                 Chief Financial Officer