Form 10-K/A
period 1996-01-27
JG INDUSTRIES INC/IL/
filed 1996-07-30
CIK 42179

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A
                       AMENDMENT NO. 1 TO ANNUAL REPORT
   (Mark One)
       X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      ---    OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 27, 1996

                                       OR

      ---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________

                           COMMISSION FILE NO. 1-258

                              JG INDUSTRIES, INC.
            (Exact Name of Registrant as Specified in its Charter)

            ILLINOIS                                    36-1141010
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

       1615 WEST CHICAGO AVENUE,                             60622
           CHICAGO, ILLINOIS                               (Zip Code)
(Address of Principal Executive Offices)

      Registrant's telephone number, including area code: (312) 850-8000

          Securities registered pursuant to section 12(b) of the Act:

                                                  Name of Each Exchange
        Title of Each Class                        on Which Registered
        -------------------                      -----------------------
     COMMON STOCK, NO PAR VALUE                  CHICAGO STOCK EXCHANGE

          Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                _______________

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

          The aggregate market value of Common Stock held by nonaffiliates of the Registrant on April 5, 1996 was approximately $2,565,607. On that date there were 7,061,914 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
     None.

================================================================================

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name and age of each member of the Board of Directors, the position or positions held with the Company by each director, each director's principal occupation or employment, other directorships held by each director, the year in which each such person became a director, and the number of shares of Common Stock beneficially owned, directly or indirectly, by each director or in which such director had a beneficial interest as of April 12, 1996. Unless otherwise indicated in the table or a footnote thereto, each director's principal occupation has been held since at least January 1, 1991.

                                                                                                    Approximate
Name, Principal                                                       Shares of Common Stock        Percent of
Occupation and                               Director of the          Beneficially Owned On       Class (if more
Other Directorships/(1)/        Age           Company Since              April 12, 1996              than 1%)
- ---------------------------     ----     ----------------------      -----------------------      --------------

PETER C.B. BYNOE                 45              1991                         None                     ---
Attorney at Law, Rudnick
& Wolfe; Chairman and CEO
of Telemat, Ltd; Director
of Uniroyal Technology
Corporation; Director of
HKI since 1991.

SHELDON COLLEN                   74              1993                         None                     ---
Consultant and Attorney
at Law

MAX DRESSLER                     88              1983                         None                     ---
Attorney at Law,
Dressler, Goldsmith,
Shore & Milnamow, Ltd.

LIONEL GOLDBLATT                 67              1959                         182,489                  2.5
Vice President of the
Company; Chairman of
Goldblatt's since
February 1986.

WILLIAM HELLMAN                  75              1983                         275,000                  3.8
Chairman and Chief
Executive Officer of
the Company; President
of Goldblatt's since May
1993 and from February
1986 to October 1990;

                                                                                                             Approximate
Name, Principal                                                                Shares of Common Stock         Percent of
Occupation and                                     Director of the             Beneficially Owned On        Class (if more
Other Directorships/(1)/                 Age        Company Since                  April 12, 1996              than 1%)
- -----------------------                  ---       ---------------             ----------------------       --------------
Chairman and Chief
Executive Officer of
Sussex; Chairman of HKI
since February 1988;
Director of HKI from
September 1986 to October 1995.

CHARLES JAMISON                           56            1986                            None                      ---
Director of
Integon Corporation;
Director of HKI from
September 1986 to October 1995.

MICHAEL KURZMAN /(2)/                     56            1983                             500                      ---
Executive Vice President
and Treasurer of The
Lurie Company and its
subsidiaries and LaSalle
Security Systems, Inc.;
Director and President of
Lurie Century Associates,
Lurie Columbia Associates,
Inc., Randolph Jefferson,
Inc., and TLC Real Estate,
Inc.; Vice President of
Lurie Industrial
Properties, Inc.;
Director of HKI from
September 1986 to October 1995.

PHILIP ROOTBERG/(3)/                      77            1983                           39,715                     ---
Vice President of the
Company; Director of HKI
from September 1986 to October 1995.
Senior Partner
of Philip Rootberg &
Company L.L.P., a public
accounting firm.

EDWARD ROSS/(2)(3)/                       74            1983                            None                      ---
Vice Chairman of the
Company; Director of HKI
from September 1986 to October 1995.

                                                                 3

                                                                                                         Approximate
Name, Principal                                                             Shares of Common Stock        Percent of
Occupation and                                      Director of the         Beneficially Owned On       Class (if more
Other Directorships/(1)/                 Age         Company Since              April 12, 1996             than 1%)
- ----------------------------             ---        ---------------         ----------------------      ---------------

WALLACE W. SCHROEDER                      70             1992                         1,000                     ---
Director of HKI since June
1988; outside consultant
to HKI from September
1987 to May 1988; Vice
President-Chief Financial
Officer of HKI from July
1986 to September 1987.


/(1)/ Only directorships of issuers with a class of securities registered pursuant to Section 12 of the Securities Act of 1934, as amended, or subject to the requirements of Section 15(d) of that Act, or directorships of issuers registered as investment companies under the Investment Company Act of 1940 are listed in the above table.

/(2)/ Messrs. Jamison and Ross resigned from the Board of Directors effective
      July 10, 1996.

/(3)/ Messrs. Rootberg and Ross are the beneficial owners of 10,401 and 21,622 shares, respectively, of Jupiter which represents 3.9% and 8.0% respectively, of the outstanding shares of common stock of Jupiter. Mssrs. Rootberg and Ross are Trustees of Voting Trusts holding 2,093 and 25,910 shares, respectively, of Jupiter which represents .8% and 9.7% respectively, of the outstanding stock of Jupiter.

                INFORMATION CONCERNING THE BOARD DIRECTORS AND
                          CERTAIN COMMITTEES THEREOF

     The Board of Directors has designated an Audit Committee, an Executive Committee and a Compensation Committee, but not a Nominating Committee. Currently, the members of the Audit Committee are Mr. Bynoe and Mr. Dressler; the members of the Executive Committee are Mr. Hellman (Chairman) and Mr. Rootberg; and the members of the Compensation Committee are Mr. Dressler and Mr. Kurzman.

     The functions of the Audit Committee include reviewing the independent auditors, recommending to the Board of Directors the engagement and discharge of independent auditors, reviewing with the independent auditors the plan and results of auditing engagements, approving or ratifying each professional service provided by independent auditors and estimated by management to cost more than 10% of the previous year's audit fee, considering the range of audit and non-audit fees, reviewing the scope and results of the Company's procedures for internal auditing and the adequacy of internal accounting controls and directing and supervising special investigations. The Audit Committee met once in fiscal 1996.

     The Executive Committee is authorized to exercise the powers of the Board of Directors in certain business transactions and affairs of the Company during the intervals between meetings of the Board.

     The Board of Directors held a total of five meetings in fiscal 1996. All directors attended at least 80% of all Board meetings, and at least 80% of all meetings of any committee of which such director was a member.

     Each director who is not an officer of the Company or its subsidiaries receives an annual fee of $5,000 plus $500 for each Board meeting attended, and is also compensated for all committee meetings at a rate equal to one-half of that set from time to time for Board meetings. Outside directors may also be compensated for attendance at meetings with the executives of the Company and for related services on behalf of the Company, in the discretion of the Executive Committee.

ITEM 11 EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid or accrued with respect to fiscal 1996, 1995 and 1994 by the Company and its subsidiaries to the Chief Executive Officer and each of the other highest compensated executive officers whose aggregate compensation for fiscal 1995 exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

Name and                                                    All Other
Principal Position              Year  Salary($)   Bonus($)  Compensation($)/(1)/
- ------------------              ----  ---------   --------  --------------------
William Hellman/(2)/            1996  $340,000     $     0   $  724
     Chairman and Chief         1995   324,616      54,190      819
     Executive Officer of       1994   290,002           0    1,441
     the Company and President
     of Goldblatt's

Lionel Goldblatt/(3)/           1996  $143,269     $     0   $1,048
     Vice President of the      1995   135,000      11,600    1,298
     Company and Chairman       1994   135,000           0    1,509
     of the Board of
     Goldblatt's

Clarence Farrar/(4)/            1996  $212,768/(5)/$     0   $1,048
     President and Chief        1995   168,615      11,396    2,608
     Operating Officer of the   1994   156,462           0    2,362
     Company, and Vice
     President
     of Goldblatt's

- ---------------------------------------------

/(1)/ The amounts shown represent Company contributions to the account of the named executive officer pursuant to the Company's 401(k) plan, the cost of group term life insurance and reimbursement for medical expenses in excess of that allowable to other employees pursuant to an executive officer health insurance plan.

/(2)/ Mr. Hellman has entered into an Amended and Restated Employment Agreement with the Company, effective as of June 1, 1983 and as subsequently amended, providing for his employment as the President and Chief Executive Officer of the Company and as Chairman of the Executive Committee to serve through July 31, 1996. In addition, under the terms of his Employment Agreement, Mr. Hellman receives a bonus equal to 5% of the pre-tax profit of Goldblatt's Department Stores, Inc. ("Goldblatt's"), as adjusted for certain items, and reimbursement for business expenses of up to $3,500 per month. Mr. Hellman deferred $137,500 of compensation in 1983 which accrued interest as of August 1, 1986 (but not prior thereto) at the prime rate of interest. Such deferred compensation, including accrued interest, in the amount of $237,000 was paid to Mr. Hellman on August 1, 1992. As the interest earned on this deferred compensation was not above market rates, it is not included in the above table. Mr. Hellman has also entered into a Consulting Agreement pursuant to which he has agreed to provide certain services to the Company following the termination of his employment, and he (or his estate) will be paid $189,000 per year for ten years. The obligations of the Company pursuant to the Consulting Agreement are secured by an annuity which has been purchased by the Company, pursuant to a Pledge and Security Agreement dated as of January 25, 1991. Mr. Hellman and the Compensation Committee are currently negotiating an extension of his Employment Agreement beyond July 31, 1996.

/(3)/ Mr. Goldblatt has entered into an Employment Agreement with the Company, effective as of June 1, 1983 and as subsequently amended, providing for his employment as a Vice President of the Company and as Chairman of Goldblatt's through July 31, 1997, with his then effective salary and other employee benefits to continue, as payment for certain consulting services, for one year thereafter upon expiration of the Agreement or termination thereof prior to expiration in certain events.

/(4)/ Mr. Farrar has entered into an Employment Agreement with the Company, dated as of November 30, 1990 and as subsequently amended, providing for his employment as President and Chief Operating Officer for one year terms automatically renewable unless either party gives written notice to the other of non-renewal. If the Company gives notice of non-renewal, then Mr. Farrar is entitled to a sum equal to twelve months salary as severance pay.

/(5)/ Includes $34,500 paid to Mr. Farrar by Huffman Koos in consideration for cancellation of an option to purchase shares.

                               STOCK OPTION PLANS

     The Company's 1983 Stock Option and Stock Appreciation Rights Plan, as amended and restated, (the "1983 Plan"), authorized the issuance to salaried officers and other key employees of incentive stock options, non-incentive stock options and stock appreciation rights to acquire a maximum of 300,000 shares of the Company's Common Stock (subject to adjustment as provided in the 1983 Plan). As of April 12, 1996, 23,500 shares of the Company's Common Stock were subject to outstanding options, and there were five participants under the 1983 Plan. The average per share exercise price of all such options was $.50. As of April 12, 1996, 3,500 shares remained available for grants.

     The Company's 1988 Stock Option Plan, as amended and restated (the "1988 Plan"), approved by the shareholders at the annual meeting on June 14, 1988, and amended by the shareholders at the annual meeting on July 20, 1993, authorizes the issuance of 320,000 shares of the Company's Common Stock to salaried officers and other key employees of the Company and its subsidiaries. As of April 12, 1996, 125,000 shares of the Company's Common Stock were subject to outstanding options, and there were four participants under the 1988 Plan. The average per share exercise price of all such options was $.96. As of April 12, 1996, 182,000 shares under the 1988 Plan remained available for grants.

     The Plan is administered by the Compensation Committee of the Board of Directors which has sole authority to determine, among other things, the persons to whom options will be granted and the time or times when options become exercisable. There were no individual grants made during the fiscal year ended January 27, 1996.

     The following table provides certain information concerning each exercise of stock options under the Company's 1983 and 1988 Stock Option Plans during the fiscal year ended January 28, 1995 by each of the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons under the Company's Stock Option Plans:


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                                              Value of Unexercised
                                                                  Number of                      In-the-Money
                                                            Unexercised Options of             Options at Fiscal
                           Shares           Value             Fiscal Year-End (#)              Year-End  ($)/1/
                         Acquired on       Realized        -------------------------       -------------------------
         Name             Exercise #           $           Exercisable Unexercisable       Exercisable Unexercisable
- -----------------------  -----------       --------        ----------- -------------       ----------- -------------


 William Hellman
       1983 Plan              0               --                     0             0                --            --
       1988 Plan              0               --               100,000             0           $25,000            --

Lionel Goldblatt
       1983 Plan              0               --                15,000             0             7,500            --
       1988 Plan              0               --                10,000             0             5,000            --

Clarence Farrar
       1983 Plan              0               --                     0             0                --            --
       1988 Plan              0               --                13,000             0             4,000            --

- ------------------
/(1)/
Dollar values were calculated by determining the diffeence between the fair market value of the underlying securities at year-end and the exercise price of the options.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

          The following table sets forth certain information, as of April 12, 1996, regarding the beneficial ownership of the Company's Common Stock by (i) all persons who owned of record or, to the knowledge of the Company, beneficially, 5% or more of the outstanding shares of Common Stock, (ii) each director, (iii) the Chief Executive Officer and the other executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers as a group. All shares of Series A Preferred Stock are owned by Jupiter.

                                         Number of Shares     Approximate Percentage
Name of Beneficial Owner                Beneficially Owned           of Class
- ------------------------------------    ------------------    ----------------------

Jupiter Industries, Inc.                      3,879,773                       53.7%
919 North Michigan Avenue
Chicago, Illinois 60611

Peter C. B. Bynoe+                                    0                          0
Sheldon Collen+                                       0                          0
Max Dressler+                                         0                          0
Lionel Goldblatt+*                              182,489/(2)/                   2.5
William Hellman+*                               275,000/(3)/                   3.8
Charles Jamison+                                      0                          0
Michael Kurzman+                                    500                         **
Philip Rootberg+*                                39,715                         **
Edward Ross+                                          0                          0
Wallace W. Schroeder+                             1,000                         **
Clarence Farrar*                                 21,000/(4)/                    **
All directors and executive officers
as a group (twelve persons)                     521,092/(5)/                   7.2
(+)
(*)
(**)

- ------------------------------------
/(2)/ This number includes 25,000 shares issuable upon exercise of currently exercisable employee stock options.

/(3)/ This number includes 100,000 shares issuable upon exercise of currently exercisable employee stock options.

/(4)/ This number includes 13,000 shares issuable upon exercise of currently exercisable employee stock options.

/(5)/ This number includes 139,000 shares issuable upon exercise of currently exercisable employee stock options.

       /(+)/ Director; Messrs. Jamison and Ross resigned from the Board of
             Directors effective July 10, 1986.

       /(*)/  Executive Officer

       /(**)/ Less than 1%

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information relating to certain relationships and related transactions is included under "Directors and Executive Officers of the Registrant" and "Executive Compensation."

                                    EXHIBITS

    None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JG INDUSTRIES, INC.


Dated:  July 25, 1996               By:/s/ Clarence Farrar
                                       -------------------------
                                           Clarence Farrar
                                           President