Form 10-Q
period 1996-07-27
JG INDUSTRIES INC/IL/
filed 1996-09-10
CIK 42179

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  July 27, 1996
                               -------------------------------------------------

                                      OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to______________________

Commission File number                       1-258
                      ----------------------------------------------------------

                              JG INDUSTRIES, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          ILLINOIS                                              36-1141010
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  1615 WEST CHICAGO AVENUE                               CHICAGO, IL  60622
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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes X No___
   ---

 Common Stock outstanding as of July 27, 1996 -  7,061,890 shares
 ----------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                         ITEM 1. FINANCIAL STATEMENTS



Company or group of companies for which report is filed:

                JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
                ----------------------------------------------



In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of July 27, 1996, January 27, 1996, and July 29, 1995 and the results of its operations and its cash flows for the thirteen and twenty-six week periods ended July 27, 1996 (fiscal 1997) and July 29, 1995 (fiscal 1996) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              July 27,       January 27,       July 29,
                                                                1996             1996            1995
                                                              ---------      ------------      ---------
                ASSETS
                ------

Current Assets:
  Cash and cash equivalents                                    $ 3,869           $ 3,792       $    524
  Receivables, net                                                 485               350         20,685
  Merchandise inventories                                        7,481             8,734         31,063
  Other current assets                                             546               335            971
                                                               -------           -------       --------

      Total current assets                                      12,381            13,211         53,243
                                                               -------           -------       --------

Land, buildings and equipment, at cost                          14,116            23,650         36,058

Less accumulated depreciation
 and amortization                                                8,844            14,347         19,820
                                                               -------           -------       --------

                                                                 5,272             9,303         16,238
                                                               -------           -------       --------

Deferred income taxes                                                                               626

Leasehold rights, net                                               35                69            706

Due from Jupiter                                                 1,265             1,265

Other assets                                                     1,475             1,467          2,049
                                                               -------           -------       --------

                                                               $20,428           $25,315       $ 72,862
                                                               =======           =======       ========

LIABILITIES, COMMON STOCK AND
- -----------------------------
  OTHER SHAREHOLDERS' EQUITY
  --------------------------

Current Liabilities:
  Notes payable                                                                  $   200       $  2,750
  Current portion of long-term debt                                                  627          1,727
  Accounts payable                                             $ 3,321             3,875          9,530
  Accrued liabilities                                            2,879             3,195         10,144
  Undelivered sales liability                                                                     7,837
  Deferred income taxes                                                                           1,305
                                                               -------           -------       --------

      Total current liabilities                                  6,200             7,897         33,293
                                                               -------           -------       --------

Long-term debt, less current portion                               131             1,848         11,222

Other long-term liabilities                                        821               928

Minority interest                                                1,219             1,173         18,491

Redeemable preferred stock, including
   accrued dividends of $980, $754
   and $607, respectively                                        4,163             3,937          3,780

Common stock and other shareholders' equity:
  Common shares; no par value;
   authorized 10,000,000 shares;
   issued 7,217,311 shares                                      11,246            11,246         11,246
  Paid-in capital                                                4,775             4,775          6,305
  Accumulated deficit                                           (6,842)           (5,204)       (10,205)
  Treasury shares - 155,421, 155,322 and
   154,821 shares at cost, respectively                         (1,285)           (1,285)        (1,280)
                                                               -------           -------       --------

                                                                 7,894             9,532          6,066
                                                               -------           -------       --------

                                                               $20,428           $25,315       $ 72,862
                                                               =======           =======       ========


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
      FOR THE 13 AND 26 WEEK PERIODS ENDED JULY 27, 1996 AND JULY 29, 1995
      --------------------------------------------------------------------
                                  (UNAUDITED)

                                               13 WEEKS                      26 WEEKS
                                                 ENDED                         ENDED
                                       -------------------------      -----------------------
                                          July 27,     July 29,         July 27,    July 29,
                                           1996         1995             1996         1995
                                        ----------   ----------       ----------   ---------

                                                 (in thousands, except share data)

Net sales from continuing operations    $   15,715   $   17,745       $   31,076   $   34,286

Cost of sales                               10,734       12,176           21,089       23,597
                                        ----------   ----------       ----------   ----------

  Gross profit                               4,981        5,569            9,987       10,689

Selling, general and
  administrative expenses                    5,941        6,711           11,901       12,950

Provision for store closing                    407                           407
                                        ----------   ----------       ----------   ----------

  Operating loss from
    continuing operations                   (1,367)      (1,142)          (2,321)      (2,261)

Interest expense, net                          (19)        (268)             (31)        (523)

Gain (loss) on sale of asset                 1,012           (3)           1,012           (3)

Loss on subsidiary stock
  transactions, net                                         (19)                          (22)

Minority interest in net income
  of subsidiary                                (23)         (30)             (46)         (43)
                                        ----------   ----------       ----------   ----------

  Loss before income tax provision
   and discontinued operations                (397)      (1,462)          (1,386)      (2,852)

Income tax provision                           (12)         (11)             (26)         (22)
                                        ----------   ----------       ----------   ----------

  Loss before discontinued
   operations                                 (409)      (1,473)          (1,412)      (2,874)

Income from discontinued operations                         381                           479
                                        ----------   ----------       ----------   ----------

  Net loss                              $     (409)  $   (1,092)      $   (1,412)  $   (2,395)
                                        ==========   ==========       ==========   ==========

Net loss applicable to
  common and common
  equivalent shares                     $     (585)  $   (1,159)      $   (1,638)  $   (2,529)
                                        ==========   ==========       ==========   ==========

Loss per common share from
  continuing operations                 $     (.08)  $     (.22)      $     (.23)  $     (.43)
                                        ==========   ==========       ==========   ==========

Loss per common share                   $     (.08)  $     (.16)      $     (.23)  $     (.36)
                                        ==========   ==========       ==========   ==========

Average number of common
  and common equivalent shares
  outstanding                            7,061,890    7,062,490        7,061,904    7,062,490
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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------

    CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  FOR THE FISCAL YEAR ENDED JANUARY 27, 1996,
                      AND THE QUARTER ENDED JULY 27, 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)
                                 ------------

                                    Common    Paid-In   Accumulated   Treasury
                                    Shares    Capital     Deficit       Stock     Total
                                   ---------  --------  ------------  ---------  -------

Balances, January 28, 1995          $11,242   $ 6,129       $(7,676)   $(1,279)   $8,416

Net income, fiscal 1996                                       2,753                2,753

Gain on sale of H-K stock
  to Jupiter                                      176                                176

Loss on repurchase of H-K stock
  from Jupiter                                 (1,530)                            (1,530)

Exercise of stock options for
 8,000 common shares                      4                                            4

Purchase of 884 common shares                                               (6)       (6)

Dividends accrued on
  redeemable preferred stock                                   (281)                (281)
                                    -------   -------   -----------   --------   -------
Balances, January 27, 1996           11,246     4,775        (5,204)    (1,285)    9,532

Net loss, twenty-six week
  period ended July 27, 1996                                 (1,412)              (1,412)

Dividends accrued on
  redeemable preferred stock                                   (226)                (226)
                                    -------   -------   -----------   --------   -------
Balances, July 27, 1996             $11,246   $ 4,775       $(6,842)   $(1,285)   $7,894
                                    =======   =======   ===========   ========   =======




                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
             FOR THE QUARTERS ENDED JULY 27, 1996 AND JULY 29, 1995
             ------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                        26 Weeks Ended
                                                                  ---------------------------
                                                                    July 27,        July 29,
                                                                      1996            1995
                                                                  ---------------------------
                                                                       (in thousands)

Cash flows from operating activities:

 Net loss                                                            $(1,412)         $(2,395)
 Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                       662            1,345
     Deferred income taxes                                                                185
     Minority interest                                                    46              244
     (Gain) loss on sale of asset                                     (1,012)               3
     Provision for store closing                                         407
     Loss on issuance of stock by subsidiary                                               22
     Changes in assets and liabilities:
       Receivables                                                      (200)           3,298
       Merchandise inventories                                          (960)          (2,072)
       Other assets (current)                                             75              222
       Other assets (noncurrent)                                          (8)             (64)
       Accounts payable and accrued liabilities                       (1,150)          (4,339)
                                                                     -------          -------

       Net cash used in operating activities                          (3,552)          (3,551)
                                                                     -------          -------
Cash flows from investing activities:

     Proceeds from sale of assets                                      6,544            1,125
     Capital expenditures                                               (240)          (1,112)
                                                                     -------          -------

       Net cash provided by investing activities                       6,304               13
                                                                     -------          -------

Cash flows from financing activities:

     Net short-term (repayments) borrowings                             (200)           2,750
     Net borrowings under revolving credit loan                                           958
     Principal payments of long-term debt                             (2,475)          (1,706)
     Proceeds from exercise of stock options                                                4
     Proceeds from exercise of stock options at subsidiary                                  9
     Purchase of treasury shares                                                           (1)
                                                                     -------          -------

       Net cash (used in) provided by financing activities            (2,675)           2,014
                                                                     -------          -------

Net increase (decrease) in cash and cash equivalents                      77           (1,524)

Cash and cash equivalents at beginning of year                         3,792            2,048
                                                                     -------          -------

Cash and cash equivalents at end of twenty-six week period           $ 3,869          $   524
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

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 88% of the inventory as of July 27, 1996, January 27, 1996 and July 29, 1995, using the retail method. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $448,000, $406,000, and $1,945,000 higher at July 27, 1996, January 27, 1996 and July 29, 1995, respectively.

2) Receivables are presented net of allowances for cancellation reserves and doubtful accounts of approximately $42,000 at July 27, 1996 and January 27, 1996 and $307,000 at July 29, 1995.

3) Leasehold rights are shown net of accumulated amortization of $37,000 at July 27, 1996, $31,000 at January 27, 1996 and $2,515,000 at July 29, 1995.

4) Certain reclassifications have been made to the July 29, 1995 amounts in order to conform to classifications at July 27, 1996 and January 27, 1996.

5) Effective July 11, 1996 Goldblatt's Departments Stores, Inc. ("Goldblatt's", a wholly-owned subsidiary of the Company), sold three of its properties and its inventory for approximately $6,544,000, net of expenses. A pre-tax gain of approximately $1,012,000 resulted from this transaction. Goldblatt's used the proceeds from the transaction to repay all debt outstanding under its mortgage loan of approximately $1,980,000 plus interest and to repay borrowings on the line of credit of $2,750,000.

6) During fiscal 1995, Sussex Group, Ltd. ("Sussex", an indirect majority owned subsidiary of the Company), transferred or sold a total of 800,000 shares of Huffman Koos Inc. ("H-K") common stock to Jupiter Industries, Inc. ("Jupiter").

     Effective May 23, 1995, the Company through Sussex sold an additional 150,000 shares of H-K common stock to Jupiter for $1,125,000. As a result of the sale of these shares, the Company recognized a gain of $176,000. This gain was recorded as an increase to paid-in capital and represents the difference between cash received and the amount of H-K net equity represented by these shares. The Company used $625,000 of the proceeds from the May 23, 1995 stock sale to make payment on JG's $7,125,000 term loan.

     Pursuant to the terms of the various stock purchase agreements (the "Agreements"), Sussex has been granted an option to repurchase any or all of the 950,000 H-K shares for a purchase price ranging from $7.25 to $8.00 per share plus interest on such amount. The Agreements also contained a provision which required Jupiter to vote the 950,000 H-K shares for the election of a majority of the Board of Directors of H-K as Sussex shall direct. As a result of this voting provision, the Company through Sussex, retained effective control of H-K. Jupiter and Sussex collectively owned approximately 55.9% of the total issued and outstanding H-K shares at October 27, 1995.

     Pursuant to an Agreement and Plan of Merger dated September 18, 1995, stockholders of H-K stock received a tender offer from an unrelated third party on September 25, 1995 to acquire all of the issued and outstanding H-K shares at a per share purchase price of $9.375 in cash. Upon consumption of the tender offer on October 27, 1995, Sussex sold the 1,250,000 H-K shares held directly by it for an aggregate cash consideration of approximately $11,719,000. On October 27, 1995, pursuant to an agreement dated September 18, 1995, between Jupiter and Sussex, Sussex also exercised its option to repurchase the 950,000 H-K shares for the total purchase price of $7,000,000 plus interest of approximately $641,000, and instructed Jupiter to tender the 950,000 H-K shares. As a result of the repurchase, the Company recorded a $1,530,000 loss as a decrease to paid-in capital. This loss represents the difference between the total cash due to Jupiter and amount of H-K equity represented by these shares. The Company also recorded a receivable from Jupiter of approximately $1,265,000. This receivable

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

     represents the difference between proceeds from the sale of $8,906,000 and $7,641,000 owed to Jupiter by Sussex.

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

     Summarized results of H-K business for the thirteen and twenty-six weeks ended July 29, 1995 were as follows (excluding the impact of minority interest and management fees allocated to H-K on the Company's financial statements):

                                           13 WEEKS   26 WEEKS
                                           --------   --------

         Net sales                          $30,795    $53,830

         Cost and expenses                   29,649     52,965
                                            -------    -------

           Income before income taxes         1,146        865

         Income tax provision                  (378)      (185)
                                            -------    -------

              Net income                    $   768    $   680
                                            =======    =======

     Net assets of the discontinued business as of July 29, 1995 were as follows:


                Cash                                  $    524
                Receivables, net                        20,184
                Merchandise inventories                 19,916
                Land, building and equipment, net
                   of accumulated depreciation           5,765
                Other assets                             4,299

                Current liabilities                    (23,101)
                Long-term debt, net of current
                   portion                              (2,458)
                                                      --------

                Net assets of discontinued
                   business                           $ 25,129
                                                      ========


     The sale of H-K gave rise to an obligation of the Company under the Series A 9% Cumulative Preferred Stock Designations to redeem all of the issued and outstanding shares of that class of stock. The redemption price for all of the Series A Preferred Stock is $3,183,000 plus unpaid accrued and additional dividends of $980,000 at July 27, 1996. A mandatory obligation to redeem shares of Series A Preferred Stock having a liquidation value of at least $1,500,000 was scheduled on May 1, 1996. The Directors not affiliated with Jupiter, on recommendation of management of the Company, have determined to defer any redemption of the Series A Preferred Stock until such time as it may do so without materially adversely affecting the financial condition of the Company, as contemplated by applicable state law. Pending satisfaction of any such redemption obligation, in accordance with the Preferred Stock Designations, the dividend rate on the Series A Preferred Stock increased from 9% to 12% per annum, compounded quarterly. Jupiter is seeking redemption of the Series A Preferred Stock.

7) Effective February 22, 1996, Goldblatt's line of credit was amended. The line is guaranteed by the Company, and is collateralized by a Certificate of Deposit ("CD") in the amount of $3,500,000 held by the financial institution. Interest is payable monthly at the CD rate plus 1%.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

8) During the first and second quarters of fiscal 1996, options to purchase 13,480 shares of common stock of H-K were exercised. Loss of $22,000 on the issuance of these shares was recorded by the Company with an increase to minority interest as H-K's net book value per share exceeded the option prices.

9) Loss per share applicable to common and common equivalent shares is computed after recognition of the dividend requirements on redeemable preferred stock of $226,000 in fiscal 1997 and $200,000 in fiscal 1996.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Cash and cash equivalents increased by $77,000 during the six months ended July 27, 1996, which included approximately $3,552,000 of net cash used in operating activities. Accounts receivable increased by $200,000 due to increase in layaway receivables and merchandise inventory not yet received but paid for. Inventories increased by approximately $960,000 due to normal, seasonal increases.

Goldblatt's Department Stores, Inc. ("Goldblatt's", a wholly-owned subsidiary of the Company) spent approximately $240,000 on capital expenditures during the twenty-six weeks ended July 27, 1996, related to normal capital maintenance. Goldblatt's capital expenditures for the balance of fiscal 1997 will be minimal as no new store openings or major store renovations are planned. Goldblatt's has $3,500,000 available under its line of credit. The Company believes that Goldblatt's working capital and line of credit will be adequate to fund current operations through fiscal 1997.

Goldblatt's used the proceeds received from the sale of its properties and inventory to repay all debt outstanding under Goldblatt's mortgage loan of approximately $1,980,000 plus interest and to repay borrowings on the line of credit of $2,750,000.

The Company used proceeds received by Sussex from the sale of the Huffman Koos, Inc. ("H-K") common stock to repay all debt outstanding under the Company's term loan of approximately $6,250,000 plus interest, and to deposit $3,500,000 as collateral on the Goldblatt's line of credit.

The sale of H-K gave rise to an obligation of the Company under the Series A 9% Cumulative Preferred Stock Designations to redeem all of the issued and outstanding shares of that class of stock. The redemption price for all of the Series A Preferred Stock is $3,183,000 plus unpaid accrued and additional dividends of $844,000 as of July 27, 1996. A mandatory obligation to redeem shares of Series A Preferred Stock having a liquidation value of at least $1,500,000 was scheduled on May 1, 1996. The Directors not affiliated with Jupiter, on recommendation of management of the Company, have determined to defer any redemption of the Series A Preferred Stock until such time as it may do so without materially adversely affecting the financial condition of the Company, as contemplated by applicable state law. Pending satisfaction of any such redemption obligation, in accordance with the Preferred Stock Designations, the dividend rate on the Series A Preferred Stock increased from 9% to 12% per annum, compounded quarterly. Jupiter is seeking redemption of the Series A Preferred Stock.

Effective February 22, 1996, Goldblatt's line of credit was amended. The line is guaranteed by the Company, and is collateralized by a Certificate of Deposit ("CD") in the amount of $3,500,000 held by the financial institution. Interest is payable monthly at the CD rate plus 1%.

                             RESULTS OF OPERATIONS
                             ---------------------


THIRTEEN WEEKS ENDED JULY 27, 1996 (FISCAL 1997) VS.
- ----------------------------------------------------
THIRTEEN WEEKS ENDED JULY 29, 1995 (FISCAL 1996)
- ------------------------------------------------

Net sales decreased 11.4% over the prior year, while comparable store sales decreased 8.7% over the prior year. This decrease is largely due to unseasonable weather conditions during the quarter as well as a sluggish retail environment.

Gross profit percentage increased to 31.7% of sales from 31.4% of sales. This improvement is due to a merchandise control program implemented during the fourth quarter of fiscal 1996, which resulted in more opportunistic purchases, lower inventory levels and less markdowns. Management intends to maintain inventory levels at approximately $1,000,000 below fiscal 1996 inventory levels.

Selling, general and administrative expenses ("SG&A") remained consistent with prior year at 37.8%. Actual SG&A expense was down $770,000 due to the sale of the three properties as well as an expense reduction program implemented in February 1996.

Interest expense decreased due to the repayment of the Company's term loan after the sale of H-K in fiscal 1996.

Effective July 11, 1996, Goldblatt's sold three properties and the inventory for approximately $6,544,000 net of expenses. A pre-tax gain of approximately $1,012,000 resulted from this transaction.

The Company is currently negotiating a release from one of Goldblatt's store leases. A provision of $407,000 for store closing for the loss on the sale of the inventory and a loss on the book value of capitalized assets has been recorded.



TWENTY-SIX WEEKS ENDED JULY 27, 1996 (FISCAL 1997) VS.
- ------------------------------------------------------
TWENTY-SIX WEEKS ENDED JULY 29, 1995 (FISCAL 1996)
- --------------------------------------------------


Net sales decreased by 9.4% over the prior year while comparable store sales decreased by 7.7%. This decrease is due to unseasonable weather conditions and a sluggish retail environment.

Gross profit percentage increased to 32.1% of sales from 31.2% in the prior year. This improvement is due to a merchandise control program implemented during the fourth quarter of fiscal 1996, which resulted in more opportunistic purchases, lower inventory levels and less markdowns.

SG&A increased to 38.3% of sales from 37.8% in the prior year. The increase in SG&A expenses as a percentage of sales is due to the sales decline. Actual SG&A expenses were down due to the sale of the three Goldblatt's properties as well as an expense reduction program implemented in February 1996.

Interest expense decreased due to the repayment of the Company's term loan after the sale of H-K in fiscal 1996.

Effective July 11, 1996, Goldblatt's sold three properties and the inventory for approximately $6,544,000 net of expenses. A pre-tax gain of approximately $1,012,000 resulted from this transaction.

The Company is currently negotiating a release from one of the Goldblatt's store leases. A provision of $407,000 for store closing for the loss on the sale of the inventory and a loss on the book value of capitalized assets has been recorded.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 5 - Other Information

         None


Item 6 - Exhibits and Reports on Form 8-K

 (a)  Exhibits - None

 (b)  Reports on Form 8-K

          Form 8-K dated July 11, 1996, detailing the Agreement of Purchase and Sale between Goldblatt's Department Stores, Inc., Goldblatt Subsidiary, Inc. and Delray Farms, Inc.

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


                                            JG INDUSTRIES, INC.
                                            -------------------
                                                (Registrant)



Date:    September 6, 1996
         -----------------


                                            /s/ Clarence Farrar
                                            --------------------------
                                            CLARENCE FARRAR
                                            President and
                                            acting Chief Financial Officer