Form 10-Q
period 1996-10-26
JG INDUSTRIES INC/IL/
filed 1996-12-10
CIK 42179

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           October 26, 1996
                               ----------------------------------------

                                      OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to_______________________

Commission File number                   1-258
                      ----------------------------------------------------------

                              JG INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           ILLINOIS                                     36-1141010
---------------------------------             ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification No.)

    5630 WEST BELMONT AVENUE                      CHICAGO, IL  60634
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (773) 481-5410
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

    1615 WEST CHICAGO AVENUE                      CHICAGO, IL  60622
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
Yes X  No
   ---   ---


Common Stock outstanding as of October 26, 1996 -   7,061,890
--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                         ITEM 1. FINANCIAL STATEMENTS



Company or group of companies for which report is filed:

                JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
                ----------------------------------------------



In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of October 26, 1996, January 27, 1996, and October 28, 1995 and the results of its operations and its cash flows for the thirteen and thirty-nine week periods ended October 26, 1996 (fiscal 1997) and October 28, 1995 (fiscal 1996) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                      October 26,   January 27,   October 28,
                                                          1996          1996          1995
                                                      ------------  -----------   -----------
      ASSETS
      ------
Current Assets:
  Cash and cash equivalents                               $ 3,515       $ 3,792       $11,728
  Receivables, net                                            815           350           817
  Merchandise inventories                                   9,090         8,734        14,153
  Due from Jupiter                                                        1,265
  Other current assets                                        661           335           362
                                                          -------       -------       -------

     Total current assets                                  14,081        13,211        28,325
                                                          -------       -------       -------

Land, buildings and
 equipment, at cost                                        14,538        23,650        24,287

Less accumulated depreciation
 and amortization                                           9,074        14,347        14,064
                                                          -------       -------       -------

                                                            5,464         9,303        10,223
                                                          -------       -------       -------

Leasehold rights, net                                          33            69           (29)

Due from Jupiter                                            1,265         1,265

Other assets                                                1,478         1,467         1,469
                                                          -------       -------       -------

                                                          $22,321       $25,315       $39,988
                                                          =======       =======       =======

LIABILITIES, COMMON STOCK AND
-----------------------------
  OTHER SHAREHOLDERS' EQUITY
  --------------------------

Current Liabilities:
  Notes payable                                           $   750       $   200       $ 3,469
  Current portion of long-term debt                           627         1,227
  Accounts payable                                          4,957         3,875         7,433
  Accrued liabilities                                       2,693         3,195         3,940
                                                          -------       -------       -------

    Total current liabilities                               8,400         7,897        16,069
                                                          -------       -------       -------

Long-term debt, less current portion                                      1,848         8,469

Other long-term liabilities                                   931           928

Minority interest                                           1,242         1,173         1,618

Redeemable preferred stock, including accrued
  dividends of $1,100, $754 and $673, respectively          4,283         3,937         3,856

Common stock and other shareholders' equity:
  Common shares; no par value;
   authorized 10,000,000 shares;
   issued 7,217,311 shares                                 11,246        11,246        11,246
  Paid-in capital                                           4,775         4,775         5,017
  Accumulated deficit                                      (7,271)       (5,204)       (5,002)
  Treasury shares - 155,421, 155,322 and
   155,322 shares at cost, respectively                    (1,285)       (1,285)       (1,285)
                                                          -------       -------       -------

                                                            7,465         9,532         9,976
                                                          -------       -------       -------

                                                          $22,321       $25,315       $39,988
                                                          =======       =======       =======

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
  FOR THE 13 AND 39 WEEK PERIODS ENDED OCTOBER 26, 1996 AND OCTOBER 28, 1995
  --------------------------------------------------------------------------
                                  (UNAUDITED)

                                                13 WEEKS                    39 WEEKS
                                                  ENDED                       ENDED
                                       --------------------------   --------------------------
                                       October 26,    October 28,   October 26,    October 28,
                                          1996           1995          1996           1995
                                       -----------    -----------   -----------    -----------

                                                 (in thousands, except share data)
Net sales from
 continuing operations                  $   13,996    $   18,367    $   45,072     $   52,653

Cost of sales                                9,072        12,067        30,161         35,664
                                        ----------    ----------    ----------     ----------
 Gross profit                                4,924         6,300        14,911         16,989

Selling, general and
 administrative expenses                     5,135         6,592        17,036         19,541
                                        ----------    ----------    ----------     ----------
 Loss from continuing
  operations                                  (211)         (292)       (2,125)        (2,552)

Interest income (expense), net                  44          (270)           13           (793)

Provision for store closing                    (28)                       (435)

Gain (loss) on sale of asset                   (79)                        933             (3)

Loss on subsidiary stock
 transactions, net                                                                        (23)

Minority interest in net income
 of subsidiaries                               (23)         (359)          (69)          (402)
                                        ----------    ----------    ----------     ----------

 Loss before income tax
  provision and discontinued
  operations                                  (297)         (921)       (1,683)        (3,773)

Income tax provision                           (12)          (13)          (38)           (35)
                                        ----------    ----------    ----------     ----------

 Loss before discontinued
  operations                                  (309)         (934)       (1,721)        (3,808)

Discontinued operations:
 Income from operations, net
  of applicable income taxes                                  82                          561

 Gain on sale of discontinued
  operations, including income
  during phase-out period, less
  applicable income taxes                                  6,121                        6,121
                                        ----------    ----------    ----------     ----------

 Income from discontinued operations                       6,203                        6,682
                                        ----------    ----------    ----------     ----------

 Net income (loss)                      $     (309)   $    5,269    $   (1,721)    $    2,874
                                        ==========    ==========    ==========     ==========

Net income (loss) applicable
 to common and common
 equivalent shares                      $     (429)   $    5,203    $   (2,067)    $    2,674
                                        ==========    ==========    ==========     ==========

 Loss per common share from
   continuing operations                     $(.06)        $(.14)        $(.29)         $(.54)
                                        ==========    ==========    ==========     ==========

 Earnings (loss) per common share            $(.06)         $.74         $(.29)          $.38
                                        ==========    ==========    ==========     ==========

Average number of common and common
 equivalent shares outstanding           7,061,890     7,062,141     7,061,900      7,059,785
                                        ==========    ==========    ==========     ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       JG INDUSTRIES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  FOR THE FISCAL YEAR ENDED JANUARY 27, 1996,
                     AND THE QUARTER ENDED OCTOBER 26, 1996

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     Common   Paid-In  Accumulated  Treasury
                                     Shares   Capital    Deficit      Stock    Total
                                     -------  -------  -----------  --------  -------
Balances, January 28, 1995           $11,242  $ 6,129    $(7,676)   $(1,279)  $ 8,416
Net income, fiscal 1996                                    2,753                2,753
Gains on sale of H-K stock
 to Jupiter                                       176                             176
Loss on repurchase of H-K stock
 from Jupiter                                  (1,530)                         (1,530)
Exercise of stock options for
 8,000 common shares                       4                                        4
Purchase of 884 common shares                                            (6)       (6)
Dividends accrued on
 redeemable preferred stock                                 (281)                (281)
                                     -------  -------    -------    -------   -------
Balances, January 27, 1996            11,246    4,775     (5,204)    (1,285)    9,532
Net loss, thirty-nine week
 period ended October 26, 1996                            (1,721)              (1,721)
Dividends accrued on
 redeemable preferred stock                                 (346)                (346)
                                     -------  -------    -------    -------   -------
Balances, October 26, 1996           $11,246  $ 4,775    $(7,271)   $(1,285   $ 7,465
                                     =======  =======    =======    =======   =======

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
          FOR THE QUARTERS ENDED OCTOBER 26, 1996 AND OCTOBER 28, 1995
          ------------------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                                                 39 Weeks Ended
                                                        -------------------------------
                                                         October 26,      October 28,
                                                             1996            1995
                                                        --------------  ---------------
                                                                (in thousands)
Cash flows from operating activities:

   Loss from continuing operations                            $(1,721)         $(3,808)
   Income from discontinued operations                                           6,682
                                                              -------           -------

      Net (loss) income                                        (1,721)           2,874

 Adjustments to reconcile net income (loss)
   to net cash (used in) provided by
   operating activities:
      Depreciation and amortization                               894            2,051
      Deferred income taxes                                                        766
      Minority interest                                            69            1,197
      Provision for store closing                                 435
      Gain on sale of assets and
        discontinued operations                                  (933)          (6,078)
      Loss on issuance of stock
        by subsidiary                                                               23
      Changes in assets and liabilities;
        net of effects of discontinued
        operations
         Receivables                                             (530)           3,627
         Merchandise inventories                               (2,648)          (5,451)
         Other assets (current)                                   (40)             120
         Other assets (noncurrent)                                (11)             (69)
         Accounts payable and accrued liabilities                 279           (1,095)
                                                              -------          -------

      Net cash used in operating activities                    (4,206)          (2,035)
                                                              -------          -------

Cash flows from investing activities:

      Net proceeds from sale of assets and
        discontinued operations                                 6,544           11,827
      Capital expenditures                                       (690)          (1,361)
                                                              -------          -------

        Net cash provided by investing activities               5,854           10,466
                                                              -------          -------

Cash flows from financing activities:

        Net short-term borrowings                                 550            3,469
        Principal payments of long-term debt                   (2,475)          (2,231)
        Proceeds from exercise of stock options                                      4
        Proceeds from exercise of stock options
          at subsidiary                                                             13
        Purchase of treasury shares                                                 (6)
                                                              -------          -------

          Net cash (used in ) provided by
            financing activities                               (1,925)           1,249
                                                              -------          -------

Net (decrease) increase in cash and cash equivalents             (277)           9,680

Cash and cash equivalents at beginning of year                  3,792            2,048
                                                              -------          -------

Cash and cash equivalents at end of
  thirty-nine week period                                     $ 3,515          $11,728
                                                              =======          =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 87% of the inventory as of October 26, 1996, January 27, 1996 and October 28, 1995, using the retail method. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $469,000, $406,000, and $390,000 higher at October 26, 1996, January 27, 1996, and October 28, 1995, respectively.

2) Receivables are presented net of allowances for cancellation reserves and doubtful accounts of approximately $42 at October 26, 1996 and January 27, 1996, and $0 at October 28, 1995.

3) Leasehold rights are shown net of accumulated amortization of $36,000 at October 26, 1996, $31,000 at January 27, 1996 and $2,517,000 at October 28,
    1995.

4) Certain reclassification have been made to the October 28, 1995 amounts in order to conform to classifications at October 26, 1996 and January 27, 1996.

5) Effective July 11, 1996 Goldblatt's Department Stores, Inc. ("Goldblatt's", a wholly-owned subsidiary of the Company), sold three of its properties and its inventory for approximately $6,544,000, net of expenses. A pre-tax gain of approximately $933,000 resulted from this transaction. Goldblatt's used the proceeds from the transaction to repay all debt outstanding under its mortgage loan of approximately $1,980,000 plus interest and to repay borrowings on the line of credit of $2,750,000.

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

Summarized results of H-K business for the period ended October 28, 1995 are as follows:

                                    13 WEEKS  39 WEEKS
                                    --------  --------

   Net sales                         $30,978   $84,808

   Cost and expenses                  29,527    82,894
                                     -------   -------

      Income before income taxes       1,451     1,914

   Income taxes                          581       766
                                     -------   -------

      Net income                     $   870   $ 1,148
                                     =======   =======


5) During the first and second quarters of fiscal 1996 and 1995, options to purchase 13,480 and 3,800 shares, respectively, of common stock of H-K were exercised. Losses of $23,000 and $6,000, respectively, on the issuance of these shares were recorded by the Company with an increase to minority interest as H-K's net book value per share exceeded the option prices.

6) Loss per share applicable to common and common equivalent shares is computed after recognition of the dividend requirements on redeemable preferred stock of $346,000 in fiscal 1997 and $200,000 in fiscal 1996.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Cash and cash equivalents decreased by $277,000 during the nine months ended October 26, 1996 which included approximately $4,206,000 of net cash used in operating activities. Accounts receivable increased by $530,000 due to an increase in layaway receivables. Inventories increased by approximately $2,648,000 due to normal, seasonal increases.

Goldblatt's Department Stores, Inc. ("Goldblatt's") spent approximately $383,000 on capital expenditures during the first nine months of fiscal 1996 related to normal capital maintenance and $307,000 on the remodeling of the new corporate location. Goldblatt's capital expenditures for the balance of fiscal 1996 will be minimal as no new store openings or major store renovations are planned. Goldblatt's had remaining availability of $2,750,000 under its line of credit as of October 26, 1996. The Company believes that Goldblatt's working capital and line of credit will be adequate to fund current operations and service the Company's indebtedness through fiscal 1997.

Goldblatt's used the proceeds received from the sale of its properties and inventory to repay all debt outstanding under Goldblatt's mortgage loan of approximately $1,980,000 plus interest, and to repay borrowings on the line of credit of $2,750,000.

The Company used the proceeds received by Sussex from sale of the Huffman Koos, Inc. ("H-K") common stock to repay all debt outstanding under the Company's term loan of approximately $6,250,000 plus interest and to deposit $3,500,000 as collateral on the Goldblatt's line of credit.

The sale of H-K gave rise to an obligation of the Company under the Series A 9% Cummulative Preferred Stock Designations to redeem all of the issued and outstanding shares of that class of stock. The redemption price for all of the Series A Preferred Stock is $3,183,000 plus unpaid accrued and additional dividends of $1,100,000 as of October 26, 1996. A mandatory obligation to redeem shares of Series A Preferred Stock having a liquidation value of at least $1,500,000 was scheduled on May 1, 1996. The Directors not affiliated with Jupiter, on recommendation of management of the Company, have determined to defer any redemption of the Series A Preferred Stock until such time as it may do so without materially adversely affecting the financial condition of the Company, as contemplated by applicable state law. Pending satisfaction of any such redemption obligation, in accordance with the Preferred Stock Designations, the dividend rate on the Series A Preferred Stock increased from 9% to 12% per annum, compounded quarterly. Jupiter is seeking redemption of the Series A Preferred Stock.

Effective February 22, 1996, Goldblatt's line of credit was amended. The line is guaranteed by the Company, and is collateralized by a Certificate of Deposit ("CD")in the amount of $3,500,000 held by the financial institution. Interest is payable monthly at the CD rate plus 1%.

                             RESULTS OF OPERATIONS
                             ---------------------


THIRTEEN WEEKS ENDED OCTOBER 26, 1996 (FISCAL 1997) VS.
-------------------------------------------------------
THIRTEEN WEEKS ENDED OCTOBER 28, 1995 (FISCAL 1996)
---------------------------------------------------

Net sales decreased 23.8% over the prior year, while comparable store sales decreased 4.8% over the prior year. This decrease is largely due to a sluggish retail environment. Both apparel and hardlines suffered during the quarter.

Gross profit percentage increased to 35.2% of sales from 34.3% of sales. This improvement is due to a merchandise control program implemented during the fourth quarter of fiscal 1996, which resulted in more opportunistic purchases, lower inventory levels and less markdowns. Management intends to maintain inventory levels at approximately $1,000,000 below fiscal 1496 inventory levels.

Selling, general and administrative expenses ("SG&A") increased to 36.7% of sales from 35.9% of sales in the prior year. The fixed nature of costs associated with operating stores, coupled with the store sales decline, was the main reason for the increase in Goldblatt's SG&A percentage.

Interest expense decreased due to the repayment of the Company's term loan after the sale of H-K in fiscal 1996 and the repayment of Goldblatt's mortgage loan. Effective July 11, 1996, Goldblatt's sold three properties and the inventory for approximately $6,544,000 net of expenses. A pre-tax gain of approximately $933,000 resulted from this transaction.

The Company is currently negotiating a release from one of Goldblatt's store
leases.   A provision of $407,000 for store closing for the loss on the sale of the inventory and loss on the book value of capitalized assets has been recorded. An additional provision of $28,000 for a loss on the book value of capitalized assets has been recorded in the third quarter of fiscal 1997.



THIRTY-NINE WEEKS ENDED OCTOBER 26, 1996 (FISCAL 1997) VS.
----------------------------------------------------------
THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995 (FISCAL 1996)
------------------------------------------------------

Net sales 14.4% over the prior year while comparable store sales decreased by 6.7%. This decrease is due to unseasonable weather conditions and a sluggish retail environment.

Gross profit percentage increased by to 33.1% of sales from 32.3% in the prior year. This improvement is due to a merchandise control program implemented during the e fourth quarter of fiscal 1996, which resulted in more opportunistic purchases, lower inventory levels and less markdowns.

SG&A increased to 37.8% of sales from 37.1% of sales in the prior year. The increase in SG&A expense as a percentage of sales was due to the sales decline. Actual SG&A expenses were down due to the sale of the three Goldblatt's properties as well as an expense reduction program implemented in February 1996.

Interest expense decreased due to the repayment of the Company's term loan after the sale of H-K in fiscal 1996 and the Goldblatt's mortgage loan after the sale of the three Goldblatt's properties.

Effective July 11, 1996, Goldblatt's sold three properties and the inventory for approximately $6,544,000 net of expenses. A pre-tax gain of approximately $933,000 resulted from this transaction.

The Company is currently negotiating a release from one of the Goldblatt's store leases. A provision of $435,000 for store closing for the loss on the sale of the inventory and a loss on the book value of capitalized assets has been recorded.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 5 - Other Information

         None


Item 6 - Exhibits and Reports on Form 8-K

 (a)  Exhibits - None

 (b)  Reports on Form 8-K -- None

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


                                            JG INDUSTRIES, INC.
                                            -------------------
                                               (Registrant)



Date:    December 9, 1996
         -------------------

                                            /s/ Clarence Farrar
                                            --------------------------
                                            Clarence Farrar
                                            President and
                                            acting Chief Financial Officer