Form 10-K
period 1997-01-25
JG INDUSTRIES INC/IL/
filed 1997-05-13
CIK 42179

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
     (Mark One)
         X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---   OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 25, 1997

                                       OR

        ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________

                           Commission File No. 1-258
                              JG INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Illinois                                36-1141010
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification No.)

         5630 West Belmont Avenue,                        60634
            Chicago, Illinois                          (Zip Code)
   (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (773) 481-5410

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

     The aggregate market value of Common Stock held by nonaffiliates of the Registrant on April 15, 1997 was approximately $1,142,265. On that date there were 1,060,705 shares of Common Stock issued and outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and III incorporate by reference certain information to be included in Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for June 9, 1997.

     Index to Exhibits on Pages 30 through 34.

================================================================================

Item 1.  Business
-------  --------
                              General Information

JG Industries, Inc. ("JG") is an Illinois corporation organized on February 27, 1928. Effective July 23, 1985 the name of the Company was changed from Goldblatt Bros., Inc. to JG Industries, Inc. JG and its subsidiaries are hereinafter collectively referred to as the "Company." The Company's continuing operations are comprised of nine discount department stores located in the Chicago, Illinois vicinity and one in Indiana.

                 Acquisitions, Public Offering and Dispositions

At the Company's Annual Meeting of Shareholders on July 20, 1993, the share-holders approved a 3,000,000 share increase to the Company's authorized capital stock and an Agreement and Plan of Merger (the "Agreement") between the Company and SGH, Inc. ("SGH") which was owned 80% by JG and 20% by Jupiter Industries, Inc. ("Jupiter")(a shareholder of the Company). Under the terms of the Agreement, SGH was merged with and into the Company, with the Company being the surviving corporation. The shares of SGH owned by the Company were canceled and the shares of SGH owned by Jupiter were converted into the right to receive 375,667 shares of the Company's common stock.

The merger was completed on July 27, 1993 and the 375,667 shares of the Company's common stock were issued to Jupiter on August 4, 1993. As a result of this stock issuance, Jupiter's ownership interest in JG was increased from approximately 46.4% to 55.2%.

Effective as of October 29, 1993, the Company, Sussex Group Ltd. ("Sussex") (an indirect majority owned subsidiary of JG) and Jupiter entered into a Stock Purchase and Loan Agreement. Under the terms of the agreement, the Company, through Sussex, borrowed $5,075,000 from Jupiter on October 29, 1993. The note was repaid per the terms of the agreement on February 4, 1994 by the transfer of 700,000 shares of Huffman Koos Inc. ("H-K") (a majority owned subsidiary of Sussex) common stock from Sussex to Jupiter, along with interest at the prime rate.

Effective November 30, 1994, Sussex and Jupiter entered into a Stock Purchase Agreement whereby Sussex sold an additional 100,000 shares of H-K common stock to Jupiter for $800,000.

As a result of the transfer and sale of the 800,000 shares, the Company recognized a gain of $1,540,000 in fiscal 1995. This gain was recorded as an increase to paid-in capital and represented the difference between the amount of the note retired and cash received and the amount of H-K net equity represented by these shares.

Effective May 23, 1995, Sussex and Jupiter entered into a Stock Purchase Agreement whereby Sussex sold an additional 150,000 shares of H-K common stock to Jupiter for $1,125,000. As a result of the sale of these shares, the Company recognized a gain of $176,000. This gain was recorded as an increase to paid-in capital and represented the difference between cash received and the amount of H-K net equity represented by these shares. The Company used $625,000 of the proceeds to make payments on JG's $7,125,000 term loan.

The Stock Purchase and Loan Agreement and Stock Purchase Agreement (the "Agreements") contained a provision which allowed Sussex to repurchase any or all of the 950,000 H-K shares for a purchase price ranging from $7.25 to $8.00 per share plus interest on such amount. The Agreements also contained a provision which required Jupiter to vote the 950,000 H-K shares for the election of a majority of the Board of Directors of H-K as Sussex shall direct. As a result of this voting provision the Company, through Sussex, retained effective control of H-K. The Company and Jupiter collectively owned of record 2,200,000 of H-K shares, representing approximately 55.9% of the total issued and outstanding H-K shares at October 27, 1995.

-------  -------------------

Pursuant to an Agreement and Plan of Merger dated September 18, 1995, stockholders of H-K stock received a tender offer from an unrelated third party on September 25, 1995 to acquire all of the issued and outstanding H-K shares at a per share purchase price of $9.375 in cash. Upon consumption of the tender offer on October 27, 1995, Sussex sold the 1,250,000 H-K shares held directly by it for an aggregate cash consideration of approximately $11,719,000. On October 27, 1995, pursuant to an agreement dated September 18, 1995 between Jupiter and Sussex, Sussex also exercised its option to repurchase the 950,000 H-K shares for the total purchase price of $7,000,000, plus interest of approximately $641,000, and instructed Jupiter to tender the 950,000 H-K shares. As a result of the repurchase, the Company recorded a $1,530,000 loss. This loss was recorded as a decrease to paid-in capital and represented the difference between the total cash due to Jupiter and the proportionate portion of H-K equity represented by these shares. The Company also recorded a receivable from Jupiter of approximately $1,265,000. This receivable represented the difference between proceeds from the sale of $8,906,000 and $7,641,000 owed to Jupiter by Sussex. The $6,295,000 gain on sale of discontinued operations for the quarter ending October 28, 1995 is net of applicable income tax of $349,000 and includes $42,000 of net income from discontinued operations during the phase-out period from the measurement date of September 25, 1995, net of reversal of income taxes provided in earlier quarters.

On July 11, 1996, Goldblatt's Department Stores, Inc. and Goldblatt Subsidiary, Inc., wholly-owned subsidiaries of the Company (the "Subsidiaries"), closed the transactions contemplated by an Agreement of Purchase and Sale by and between the Subsidiaries and Delray Farms, Inc. (the "Purchaser"). Pursuant to the terms of the agreement, the Subsidiaries sold to the Purchaser a parking lot located at 91st Street and Exchange Avenue, Chicago, Illinois and the three properties located at 1615 West Chicago Avenue, Chicago, Illinois; 3311 West 26th Street, Chicago, Illinois; and 9100 South Commercial Avenue, Chicago, Illinois for an aggregate consideration of $5,000,000 (exclusive of proceeds from inventory liquidation and layaway receivables, net of closing costs). The stores located on the three properties were closed within 90 days of July 11, 1996.

On December 12, 1996 the shareholders, by majority vote, amended the Company's Articles of Incorporation to effect a one-for-three reverse stock split (the "Reverse Stock Split") of the Company's issued and outstanding shares of Common Stock. The Reverse Stock Split was effective December 27, 1996.

On December 13, 1996, JG Industries, Inc., pursuant to the terms of a certain Stock Purchase Agreement, by and among Jupiter and the Company, purchased from Jupiter, (i) 1,293,258 shares of the Company's Common Stock, and (ii) 445 shares of the Company's Series A Preferred Stock, for an aggregate purchase price of $5,510,864, of which $2,500,108 was paid in cash, $1,264,858 was paid by offset against liabilities of Jupiter to the Company, and $1,745,898 was paid by delivery of a promissory note. In connection with this transaction, Jupiter waived accrued dividends of $1,164,000. The gain resulting from the waiver was recorded as an increase to paid-in capital. Prior to the consummation of this transaction, Jupiter was the Company's largest shareholder, holding 1,293,258 of the Company's Common Stock (approximately 55.2% of the issued and outstanding Common Stock) and all of the Company's issued and outstanding Series A Preferred Stock.

Effective December 13, 1996 the Company, pursuant to terms of a certain Series B Convertible Preferred Stock Purchase Agreement (the "Series B Preferred Stock Purchase Agreement"), by and among certain officers and a director (collectively, the "Purchasers") and the Company, issued and sold to the Purchasers, through a private placement, 1,500 shares of Series B Convertible Preferred Stock of the Company, no par value per share (the "Series B Preferred Shares"), for an aggregate purchase price of $1,500,000. The holders of Series B Preferred Shares are entitled to vote with the holders of Common Stock on all matters submitted to a vote of the Company's shareholders as a single class, with each Series B Preferred Share having the number of votes equal to the number of shares of Common Stock into which one share of Series B Preferred Stock may be converted. Currently, each share of Series B Preferred Stock is entitled to 444.44 votes.

-------  -------------------

After giving effect to the repurchase from Jupiter and the issuance to the Purchasers, the Purchasers control approximately 45.7% of the Company's voting rights.

The holders of Series B Preferred Shares may convert all or any portion of such shares into the number of shares of the Company's Common Stock computed by dividing (i) the product of (a) the number of Series B Preferred Shares to be converted, times 1,000 by (ii) the conversion price. The current conversion price is $2.25. Accordingly, each Series B Share is presently convertible into
444.44 shares of Common Stock.

Dividends upon each Series B Preferred Share accrue daily at a rate equal to 9% per annum. Additional information regarding the terms and financing relative to acquisitions/dispositions is included in the notes to consolidated financial statements.

The Company operates in one industry segment of the retail market which is defined as Discount Department Stores. Goldblatt's Department Stores, Inc. ("Goldblatt's"), a wholly-owned subsidiary of the Company, offers customers a diverse assortment of both nationally branded and private label merchandise, emphasizing a full range of both soft and hard line goods. The stores frequently feature special promotions of merchandise purchased on advantageous terms. Soft line merchandise includes men's, women's, children's and infant's wearing apparel and accessories. Hard line merchandise includes textiles and domestics, televisions and electronics, small appliances and housewares, cosmetics and notions, hardware, toys and sporting goods. Over the past five years, soft line departments have provided between 52% and 54% of owned sales. Goldblatt's also licenses jewelry, shoe, millinery and optical departments for operation at certain of its stores.

The department stores maintain a centralized purchasing function, buying goods direct from domestic and international manufacturers and through wholesalers. No single vendor accounted for more than 4% of total department store purchases during fiscal 1997. Supplier relationships are considered strong and Goldblatt's continues to obtain favorable pricing and payment terms on many purchases.

The department store business is seasonal with approximately 29% of total sales occurring in the fourth quarter.


                     Balance at     Opened/Purchased Closed/Sold Balance at
Description       Beginning of Year      Stores        Stores    End of Year
-----------       ----------------- ---------------- ----------- -----------
Discount depart-
   ment stores

  Fiscal year 1995       14                                           14

  Fiscal year 1996       14                                           14

  Fiscal year 1997       14                               4           10

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

-------  -------------------

                                   Employees

The Company employs 733 people, comprised of 4 employees of JG and 729 employees of Goldblatt's. The Company believes that its relationship with its employees is good.

Item 2.  Properties
-------  ----------

The Company owns and leases the retail merchandise stores, office and warehouse locations described below. In the opinion of management, the properties are suitable and adequate for the conduct of its business.

At April 29, 1997, Goldblatt's owns in fee one retail location in Chicago, Illinois. This one property has gross square footage of 135,000. Goldblatt's leases its other nine retail locations, aggregating 720,100 gross square feet, with expirations, excluding renewal options, ranging from 1999 to 2008. Six stores have renewal options of up to 25 years. Aggregate minimum rentals with respect to the foregoing leasehold properties are approximately $1,727,000 annually.

Item 3.  Legal Proceedings
-------  -----------------

No material legal proceedings are currently pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

The following proposals were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1997 at The Annual Meeting of Shareholders held on December 12, 1996.

Proposal 1:  To approve the issuance in a private sale of 1,500 shares of the
             Company's Series B Convertible Preferred Stock, for an aggregate consideration of $1,500,000; approved with 5,311,335 votes for, 201,112 votes against, and 2,149 votes abstaining;

Proposal 2:  To approve the purchase by the Company of 3,879,773 (prior to giving effect to the proposed reverse stock split) shares of the Company's Common Stock and 445 shares of the Company's Series A Preferred Stock, from Jupiter Industries, Inc.; approved with 5,479,127 votes for, 33,703 votes against, and 1766 votes abstaining;

Proposal 3:  To approve an amendment to the Company's 1988 Stock Option Plan to increase the number of Shares of Common Stock issuable under such plan from 320,000 shares to 620,000 shares; approved with 5,472,635 votes for, 40,553 votes against, and 1408 votes abstaining;

Proposal 4:  To approve the proposal to amend the Company's Articles of
             Incorporation to effect a one-for-three reverse split of the Company's issued and outstanding common stock; approved with 5,503,510 votes for, 9,417 votes against, and 1669 votes abstaining;

Proposal 5:  To elect seven persons to the Board of Directors; elected with no
             Director receiving less than 5,479,454 votes;

Proposal 6:  To approve appointment by the Board of Directors of Coopers &
             Lybrand L.L.P. as auditors for the Company; approved with 5,511,966 votes for, 1,401 votes against, and 1229 votes abstaining.

                                    PART II

Item 5.  Market for the Registrant's Common Equity
-------  -----------------------------------------
          and Related Stockholder Matters
          -------------------------------

Although the Company's Common Stock is listed on the Chicago Stock Exchange ("CSE"), the volume of shares traded on the CSE was limited during the years ended January 25, 1997 (fiscal 1997) and January 27, 1996 (fiscal 1996). The Common Stock is also listed on the NASD Automated Quotation System, with a trading symbol of JGIN. The following table lists the reported high and low bid quotations as quoted on the NASD Automated Quotation System for each quarterly period during fiscal 1997 and 1996. Such over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The Company has not paid dividends in any of the last five years. There were approximately 2,422 holders of record of Common Stock on April 15, 1997.

                             Price Range
                             -----------
                             High     Low
                             ----     ---

Fiscal 1997
     First Quarter           $1.31   $ .94
     Second Quarter           1.63    1.00
     Third Quarter            1.23     .63
     Fourth Quarter           2.63*   1.25*

Fiscal 1996
     First Quarter           $1.88   $1.44
     Second Quarter           1.63    1.13
     Third Quarter            2.25    1.13
     Fourth Quarter           1.88    1.00

*On December 12, 1996 the shareholders approved a proposal to amend the Company's Articles of Incorporation to effect a one-for-three reverse stock split of the Company's issued and outstanding Common Stock. The price range shown above for the fourth quarter of fiscal 1997 reflects the per share effect of this split.

Item 6.  Selected Financial Data
-------  -----------------------

Following is selected financial data for the Company for each of the last five fiscal years.

                                                                           (in thousands, except share data)
                                                                  1997         1996         1995         1994         1993
                                                               -----------  -----------  -----------  -----------  -----------
Net sales from continuing operations                           $   60,198   $   72,964   $   77,106   $   76,900   $   77,482

Operating (loss) income                                            (2,195)      (2,871)         (68)      (2,501)         156

Loss from continuing operations                                    (2,101)      (4,103)      (1,121)      (3,621)        (901)

Income (loss) from discontinued operations                            (49)       6,856        1,608        2,276       (6,738)

Income (loss) before extraordinary items                           (2,150)       2,753          487       (1,346)      (7,639)

Net income (loss)                                                  (2,150)       2,753          487       (1,346)      (7,149)

Net income (loss) applicable to common
     and common equivalent shares                                  (2,577)       2,472          267       (1,527)      (8,333)

Per share income (loss) applicable to common and common equivalent shares:

      Loss from continuing operations                               (1.15)       (1.86)        (.57)       (1.75)       (1.06)

      Income (loss) before extraordinary items                      (1.17)        1.05          .11         (.70)       (4.47)

      Net income (loss)                                             (1.17)        1.05          .11         (.70)       (4.22)

Total assets                                                       15,675       25,315       76,007       73,004       68,888

Long-term obligations                                               2,031        2,776       11,269       21,466       18,107

Redeemable preferred stock                                                       3,937        3,657        3,183        5,005

Convertible preferred stock                                         1,500

Weighted average number of common and common
     equivalent shares outstanding                              2,194,085    2,353,445    2,351,702    2,168,413    1,972,753

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------

                        Liquidity and Capital Resources

Approximately $3,687,000 of net cash was used in financing activities during the year. The utilization of this cash, along with other cash proceeds discussed below, reduced the total debt (including minority interest and preferred stock mandatory redemption obligations) by $7,399,000 to $8,384,000 as compared to $15,783,000 at the beginning of the year. Debt to equity improved to 1.1 to 1 from 1.7 to 1.

Working capital as stated by the current ratio remained stable at 1.7 to 1 as compared to 1.7 to 1 for fiscal 1996.

As a percentage of equity, fixed assets decreased to 76% as compared to 98% at the beginning of fiscal 1997.

On July 11, 1996 the Company sold three parcels of real estate housing Goldblatt stores to Delray Farms, Inc. for a total of $5,000,000. The stores that formerly operated in these locations were closed and the liquidation of the inventory produced additional proceeds of approximately $1,600,000.

Effective December 13, 1996, certain officers and a director of the Company purchased 1,500 shares of 9% Cumulative Series B Convertible Preferred Stock for $1,500,000.

Pursuant to a stock purchase agreement dated December 13, 1996 the Company purchased from Jupiter 445 shares of Series A Preferred Stock and 1,293,258 shares of the Company's Common Stock for an aggregate price of $5,510,864, of which $2,500,108 was paid in cash, $1,264,858 was paid by offset against liabilities of Jupiter to the Company and $1,745,898 was paid by delivery of a promissory note.

Goldblatt's Department Stores, Inc. spent approximately $1,100,000 on capital expenditures during fiscal 1997 related to normal capital maintenance and the relocation and construction of new corporate offices on the upper level of the store located at 5630 West Belmont Avenue, Chicago, Illinois. No new store openings are planned for Goldblatt's during fiscal 1998.

Pursuant to the terms of a lease termination Agreement effective January 31, 1997, The Goldblatt's store located on Western Avenue was closed during the year. Expenses related to the closing of the store and the expenses related to the lease termination amounted to approximately $864,000.

The furniture, fixtures and computer equipment from the closed stores (approximately $548,000) were retained and are currently in storage. It is anticipated that these fixtures and equipment will be used in the opening of new stores in future years and for replacement fixtures in store remodeling projects. The utilization of these partially depreciated assets instead of the purchase of new fixtures will result in a significant savings to the Company.

Effective April 23, 1997, Goldblatt's executed a new $2,000,000 line of credit Agreement with a maturity date of May 1, 1998. The line of credit is collateralized by the inventory of the Company. The Agreement requires that the Company maintain an inventory of at least $5,500,000 and a tangible net worth of $5,500,000. The Company believes that Goldblatt's working capital and line of credit will be adequate to fund current operations through fiscal 1998.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, continued
         ------------------------

                             Results of Operations

Year Ended January 25, 1997 (fiscal 1997)
-----------------------------------------
vs. Year Ended January 27, 1996 (fiscal 1996)
---------------------------------------------

The comparison of fiscal years 1997 and 1996 is materially distorted due to the sale of three stores in July, 1996 and the closing of a fourth store in November, 1996. Of the $12,700,000 loss in sales, $10,300,000 is directly attributable to the store closings and $2,400,000 is attributable to net sales decrease on a comparable store basis. This loss in sales from continuing operations is attributable to a number of factors including but not limited to:

     a. The store closing sales conducted by the liquidator which reduced the sales of continuing stores, and

     b. Adverse weather conditions which negatively impacted sales promotion efforts.

Sales late in the fiscal year indicate a reversal of this trend. In addition, Goldblatt's has experienced sales increases for four consecutive months commencing in December, 1996 and continuing through March, 1997. The company experienced a sizeable sales increase in March (10.1%) but this was partially attributable to Easter falling in March as compared to April last year. It is anticipated that, due to this calendar change, April, 1997 sales will fall short of April, 1996 sales, but that sales for the first quarter of fiscal 1998 will be above last year.

As a result of improved inventory controls and supervision, the gross profit improved to 32.7% of sales as compared to 31.4% last year.

Expenses decreased by approximately $5,260,000 to $21,760,000 as compared to $27,020,000 last year. This lower expense is attributable to the closing of four Goldblatt's stores and a reduction in interest expense as a result of the retirement of short-term and long-term debt.

The combined impact of the gross profit improvement and the expense reductions noted above produced a 49% improvement in the loss from continuing operations to $2,101,000 as compared to $4,103,000 in fiscal 1996.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations, continued
         ------------------------

Year Ended January 27, 1996 (fiscal 1996)
-----------------------------------------
vs. Year Ended January 28, 1995 (fiscal 1995)
---------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

The Company's consolidated financial statements are listed in Part IV, Item 14, of this Report and begin on page 13.

Item 9.  Changes in and Disagreements with Accountants
-------  ---------------------------------------------
         on Accounting and Financial Disclosure
         --------------------------------------

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

The information required by this Item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

Item 11.  Executive Compensation
--------  ----------------------

The information required by this Item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

The information required by this Item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

The information required by this Item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statements,
          -------------------------------
          and Reports on Form 8-K
          -----------------------

(a)  The following documents are filed as part of this report:

                                                                   Page
                                                                  Number
                                                                  ------
     (1)  Consolidated Financial Statements:
          ----------------------------------

          Report of Independent Accountants                          13

          Consolidated Balance Sheets, January 25, 1997 and
          January 27, 1996                                           14

          Consolidated Statements of Operations for the fiscal
          years ended January 25, 1997, January 27, 1996 and
          January 28, 1995                                           15

          Consolidated Statements of Common Stock and Other
          Shareholders' Equity for the fiscal years ended
          January 25, 1997, January 27, 1996 and January 28, 1995    16

          Consolidated Statements of Cash Flows for the fiscal
          years ended January 25, 1997, January 27, 1996 and
          January 28, 1995                                           17

          Notes to Consolidated Financial Statements              18-28

     (2) The Index to Exhibits is on pages 30 through 34.
         ------------------------------------------------

(b)  Reports on Form 8-K.

     Form 8-K dated December 13, 1996 presenting a report on the issuance of 1,500 shares of Series B Preferred Stock and the purchase by the Company from Jupiter Industries of 445 shares of Series A Preferred Stock and 3,879,773 (prior to giving effect to the one-for-three reverse stock split) shares of Common Stock.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of JG Industries, Inc.

We have audited the consolidated financial statements of JG Industries, Inc. and Subsidiaries as listed in the index on page 12 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JG Industries, Inc. and Subsidiaries as of January 25, 1997 and January 27, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 25, 1997 in conformity with generally accepted accounting principles.



                                 COOPERS & LYBRAND L.L.P.



Chicago, Illinois
May 9, 1997

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     January 25, 1997 and January 27, 1996
                       (in thousands, except share data)
                                   __________

                                                January 25,    January 27,
ASSETS                                             1997           1996
------                                          -----------    -----------
Current assets:
 Cash and cash equivalents                        $ 1,714        $ 3,792
 Receivables, net                                     290            350
 Merchandise inventories                            6,305          8,734
 Other assets                                         224            335
                                                  -------        -------
    Total current assets                            8,533         13,211
                                                  -------        -------
Land, buildings and equipment, at cost:
 Land                                                 478          2,466
 Buildings                                            998          4,887
 Leasehold improvements                             5,621          8,542
 Furniture and fixtures                             7,811          7,755
                                                  -------        -------
                                                   14,908         23,650
   Less accumulated depreciation
     and amortization                               9,395         14,347
                                                  -------        -------
                                                    5,513          9,303
                                                  -------        -------
Leasehold rights, net                                  32             69

Due from Jupiter                                                   1,265

Other assets                                        1,597          1,467
                                                  -------        -------
                                                  $15,675        $25,315
                                                  =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Notes Payable                                                   $   200
 Current portion of long-term debt                $   582            627
 Accounts payable                                   1,999          3,875
 Accrued liabilities                                2,505          3,195
 Accrued dividends                                      5
                                                  -------        -------
  Total current liabilities                         5,091          7,897
                                                  -------        -------

Long-term debt, less current portion                1,164          1,848

Other long-term liabilities                           867            928

Minority interest                                   1,262          1,173

Redeemable preferred stock, including
  accrued dividends of $754                                        3,937

Commitments and contingencies

Common stock and other shareholders' equity:
  Common shares; no par value;
   authorized 10,000,000 shares;
   issued 2,405,770 shares                         11,246         11,246
  Paid-in capital                                   5,939          4,775
  Convertible preferred stock; no par
   value; authorized and issued 1,500 shares        1,500
  Accumulated deficit                              (7,781)        (5,204)
  Treasury shares - 1,345,065 and 51,774
   shares at cost, respectively                    (3,613)        (1,285)
                                                  -------        -------
   Total common stock and other
    shareholders' equity                            7,291          9,532
                                                  -------        -------
                                                  $15,675        $25,315
                                                  =======        =======

                  The accompanying notes are an integral part of these consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 for the fiscal years ended January 25, 1997,
                     January 27, 1996 and January 28, 1995

                     (in thousands, except per share data)
                                 ____________

                                                        Fiscal Year
                                               -----------------------------
                                                1997       1996       1995
                                               -------    -------    -------
Net sales from continuing operations           $60,198    $72,964    $77,106
Cost of sales                                   40,526     50,029     52,158
                                               -------    -------    -------
Gross profit                                    19,672     22,935     24,948
Selling, general and administrative
 expenses                                       21,867     25,806     25,016
                                               -------    -------    -------
Operating loss from
 continuing operations                          (2,195)    (2,871)       (68)
                                               -------    -------    -------

Other income (expense):
 Interest income                                   313        169        108
 Interest expense                                 (161)      (897)      (971)
 Gain/(loss) on sale of asset, net                  44         (3)
 Loss on subsidiary stock transactions, net                   (23)        (6)
 Minority interest in net income of
  subsidiaries                                     (89)      (460)      (164)
                                               -------    -------    -------

                                                   107     (1,214)    (1,033)
                                               -------    -------    -------
Loss before income tax provision
 and discontinued operations                    (2,088)    (4,085)    (1,101)
Income tax provision                                13         18         20
                                               -------    -------    -------
Loss before discontinued operations             (2,101)    (4,103)    (1,121)

Discontinued operations:
 Income from operations, net of
  applicable income taxes                                     561      1,608

Gain/(loss) on sale of discontinued
 operations, including income during
 phase-out period, less applicable income
 taxes                                             (49)     6,295
                                               -------    -------    -------
Income (loss) from discontinued operations         (49)     6,856      1,608
                                               -------    -------    -------
Net income (loss)                              $(2,150)   $ 2,753    $   487
                                               =======    =======    =======
Net income (loss) applicable to common
 and common equivalent shares                  $(2,577)   $ 2,472    $   267
                                               =======    =======    =======
Per share income (loss) applicable to
 common and common equivalent shares:

Loss from continuing operations                $ (1.15)   $ (1.86)   $  (.57)
                                               =======    =======    =======
Net income (loss)                              $ (1.17)   $  1.05    $   .11
                                               =======    =======    =======


                  The accompanying notes are an integral part of these consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                 for the fiscal years ended January 25, 1997,
                     January 27, 1996 and January 28, 1995

                       (in thousands, except share data)


                                                                                                                   Total
                                                        Common   Paid-in   Preferred  Accumulated   Treasury   Shareholders'
                                                        Shares   Capital     Stock      Deficit       Stock        Equity
                                                       --------  --------  ---------  ------------  ---------  --------------
Balances, January 29, 1994                              $11,242   $4,589                  $(7,943)   $(1,278)       $6,610

Net income, fiscal 1995                                                                       487                      487
Gain on sale of H-K stock to Jupiter                               1,540                                             1,540
Purchase of 95 common shares                                                                              (1)           (1)
Dividends accrued on redeemable preferred stock                                              (220)                    (220)
                                                        -------   ------      ------      -------    -------        ------

Balances, January 28, 1995                               11,242    6,129                   (7,676)    (1,279)        8,416

Net income, fiscal 1996                                                                     2,753                    2,753
Gain on sale of H-K stock to Jupiter                                 176                                               176
Loss on purchase of H-K stock from Jupiter                        (1,530)                                           (1,530)
Exercise of stock options for 2,667 common shares             4                                                          4
Purchase of 295 common shares                                                                             (6)           (6)
Dividends accrued on redeemable preferred stock                                              (281)                    (281)
                                                        -------   ------      ------      -------    -------        ------
Balances, January 27, 1996                               11,246    4,775                   (5,204)    (1,285)        9,532

Net loss, fiscal 1997                                                                      (2,150)                  (2,150)
Forgiveness of preferred stock dividends by Jupiter                1,164                                             1,164
Issuance of 1,500 shares of Series B preferred stock                          $1,500                                 1,500
Purchase of 1,293,258 common shares                                                                   (2,328)       (2,328)
Dividends accrued on redeemable
 and convertible preferred stock                                                             (427)                    (427)
                                                        -------   ------      ------      -------    -------        ------
Balances, January 25, 1997                              $11,246   $5,939      $1,500      $(7,781)   $(3,613)       $7,291
                                                        =======   ======      ======      =======    =======        ======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the fiscal years ended January 25, 1997,
                     January 27, 1996 and January 28, 1995

                                (in thousands)
                                 ------------


                                                                   Fiscal Year
                                                        --------------------------------
                                                            1997       1996      1995
                                                            ----       ----      ----
Cash flows from operating activities:
   Net income (loss)                                       $(2,150)  $ 2,753   $   487
   Adjustments to reconcile net income (loss)
          to net cash provided by operating
          activities:
       Depreciation and amortization                         1,229     2,557     2,568
       Deferred income taxes                                              23       494
       Loss (gain) on subsidiary stock
          transactions, net                                               23         6
       Minority interest in net income of subsidiaries          89       526     2,902
       Gain on discontinued operations                                (6,619)
       Net gain on sale of assets and store closings           (44)
   Changes in assets and liabilities:
       Accounts receivable                                      17     4,238    (1,291)
       Merchandise inventories                                (458)      351    (1,246)
       Other assets (current)                                  111       177       (60)
       Other assets (noncurrent)                              (130)     (123)      (87)
       Accounts payable and accrued liabilities             (2,566)   (4,098)    2,378
       Other liabilities (noncurrent)                          (61)
                                                           -------   -------   -------

          Net cash (used in) provided by
              operating activities                          (3,963)     (192)    6,151
                                                           -------   -------   -------
Cash flows from investing activities:
       Net proceeds from sale of assets and
          discontinued operations                            6,633    11,827       800
       Capital expenditures                                 (1,061)   (1,533)   (2,087)
       Purchase of annuity contracts                                     (32)      (40)
                                                           -------   -------   -------
          Net cash provided by (used in)
              investing activities                           5,572    10,262    (1,327)
                                                           -------   -------   -------
Cash flows from financing activities:
       Borrowings under line of credit                       8,950     9,094     6,075
       Repayments under line of credit                      (9,150)   (8,894)   (6,075)
       Principal payments of long-term debt                 (2,475)   (8,537)   (2,525)
       Redemption of preferred stock from Jupiter           (3,183)
       Proceeds from Due from Jupiter                        1,265
       Proceeds from issuance of convertible
          preferred stock                                    1,500
       Net repayments under revolving credit loan                               (2,169)
       Proceeds from exercise of stock options                             4
       Proceeds from exercise of stock
          options at subsidiary                                           13         5
       Dividends paid on convertible preferred stock           (12)
       Purchase of treasury shares                            (582)       (6)       (1)
                                                           -------   -------   -------
          Net cash used in financing activities             (3,687)   (8,326)   (4,690)
                                                           -------   -------   -------

Net (decrease) increase in cash and                         (2,078)    1,744       134
       cash equivalents
Cash and cash equivalents at beginning of year               3,792     2,048     1,914
                                                           -------   -------   -------

Cash and cash equivalents at end of year                   $ 1,714   $ 3,792   $ 2,048
                                                           =======   =======   =======
Cash paid during the fiscal year for:
          Interest                                         $   147   $ 1,073   $ 1,257
          Income taxes                                         407       143       262


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ------------

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     A) Principles of Consolidation - The consolidated financial statements include the accounts of JG Industries, Inc. (the "Company" or "JG") and subsidiary companies that are majority owned or effectively controlled. The Company's majority owned subsidiaries include Goldblatt's Department Stores, Inc. ("Goldblatt's") (the Company's discount department store division) and Sussex Group Holding Company which formerly through Sussex Group, Ltd. ("Sussex") (a majority owned subsidiary) controlled 56.0% of the outstanding common stock of Huffman Koos Inc. ("H-K") (the Company's discontinued furniture division). H-K has been accounted for as a discontinued operation in the accompanying consolidated financial statements through October 28, 1995 when an unrelated third party acquired all of the issued and outstanding H-K shares. The Company is now engaged in retail merchandising operations in one continuing business segment consisting of ten discount department stores primarily located in the Chicago, Illinois vicinity. Significant intercompany accounts and transactions have been eliminated.

          Prior to December 13, 1996, Jupiter Industries, Inc. ("Jupiter") was the Company's largest shareholder. Jupiter held 1,293,258 shares of the Company's Common Stock (approximately 55.2% of issued and outstanding Common Stock) and all of the Company's issued and outstanding Series A Preferred Stock. Accordingly, the consolidated financial statements of Jupiter included operations of the Company.

     B) Statement of Cash Flows - For purposes of the consolidated statement of cash flows the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 25, 1997 and January 27, 1996, cash and cash equivalents are concentrated with banks located in the Midwest region of the United States.

     C) Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out
          (LIFO) basis for approximately 87% of the inventory using the retail method. The remaining inventory is valued on the first-in, first-out
          (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $430,000 and $406,000 higher at January 25, 1997 and January 27, 1996, respectively. During fiscal 1997 certain LIFO inventory levels were reduced which increased net income by approximately $176,000 due to the matching of older historical inventory cost with current sales dollars.

     D) Land, Buildings and Equipment - Depreciation is computed using the straight-line method over the following estimated useful lives of the assets: buildings - 25 to 30 years; leasehold improvements - up to 25 years, depending on the applicable lease term; furniture, fixtures and equipment - 3 to 12-1/2 years. Asset costs and related accumulated depreciation are eliminated from the accounts when the asset is disposed of or at the end of its estimated useful life. Expenditures for renewals and betterments are capitalized, while costs of maintenance and repairs are charged to operations when incurred.

     E) Leasehold Rights - Leasehold rights represent the value or cost of leases acquired and improvements. Amortization of the rights is computed using the straight-line method over the terms of the related leases. Leasehold rights are shown net of accumulated amortization of $18,000 at January 25, 1997 and $31,000 at January 27, 1996.

     F) Store Pre-Opening Costs - Noncapital expenditures incurred prior to the opening of a new store are charged to expense in the year the store is opened.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ------------

1.   Summary of Significant Accounting Policies, continued
     -----------------------------------------------------

     G) Per Share Data - For fiscal 1997, 1996 and 1995, loss from continuing operations and net income (loss) per common and common equivalent share are computed based on the weighted average number of common shares outstanding (after giving effect to the one-for-three reverse stock split in fiscal 1997) of 2,194,085, 2,353,445, and 2,351,702, respectively. Common equivalent shares of 14,360, 21,759, and 24,998 in fiscal 1997, 1996 and 1995, respectively, are not included as they would be anti-dilutive.

          Income (loss) per share applicable to common shares for fiscal 1997, 1996 and 1995 is computed after recognition of the dividend requirements of $427,000, $281,000, and $220,000, respectively, on the redeemable and convertible preferred stock.

     H) Income Taxes - The Company files a consolidated federal income tax return with subsidiaries in which its ownership interest is 80% or greater.

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

     I) Financial Instruments - The fair value of cash and cash equivalents is assumed to approximate the carrying value of these assets due to the short maturity of these instruments. The fair value of the Company's long-term debt is estimated to approximate the carrying value based upon borrowing rates currently available to the Company for borrowings with similar terms. The fair value of the note payable to Jupiter cannot be determined since it was a transaction with a related party.

     J) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at January 25, 1997 and January 27, 1996 and the reported amounts of revenues and expenses during the three years ended January 25, 1997. Actual results could differ from those estimates.

     K) Reclassifications - Certain reclassifications have been made to January 28, 1995 amounts in order to conform to classifications at January 27, 1996.

     L) New Pronouncements - During 1996, the Financial Accounting Standards Board issued a new pronouncement, SFAS No. 128, "Earnings per Share", which is relevant to the Company's operations. The pronouncement is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company intends to adopt SFAS No. 128 during fiscal year 1998. Its effect on earnings per share has not been determined, but is not expected to have a material impact.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ------------

2.   Stock Transactions
     ------------------

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

     Pursuant to the terms of the various stock purchase agreements (the "Agreements"), Sussex had been granted an option to repurchase any or all of the 950,000 H-K shares for a purchase price ranging from $7.25 to $8.00 per share plus interest on such amount. The Agreements also contained a provision which required Jupiter to vote the 950,000 H-K shares for the election of a majority of the Board of Directors of H-K as Sussex shall direct. As a result of this voting provision, the Company through Sussex, retained effective control of H-K. Jupiter and Sussex collectively owned of record 2,200,000 H-K shares, representing approximately 55.9% of the total issued and outstanding H-K shares at October 27, 1995.

     Pursuant to an Agreement and Plan of Merger dated September 18, 1995, stockholders of H-K stock received a tender offer from an unrelated third party on September 25, 1995 to acquire all of the issued and outstanding H-K shares at a per share purchase price of $9.375 in cash. Upon consumption of the tender offer on October 27, 1995, Sussex sold the 1,250,000 H-K shares held directly by it for an aggregate cash consideration of approximately $11,719,000. On October 27, 1995, pursuant to an agreement dated September 18, 1995 between Jupiter and Sussex, Sussex also exercised its option to repurchase the 950,000 H-K shares for the total purchase price of $7,000,000 plus interest of approximately $641,000, and instructed Jupiter to tender the 950,000 H-K shares. As a result of the repurchase, the Company recorded a $1,530,000 loss as a decrease to paid-in capital. This loss represented the difference between the total cash due to Jupiter and the amount of H-K equity represented by these shares. The Company also recorded a receivable from Jupiter of approximately $1,265,000. This receivable represented the difference between proceeds from the sale of $8,906,000 and $7,641,000 owed to Jupiter by Sussex. The $6,295,000 gain on sale of discontinued operations for the year ended January 27, 1996 is net of applicable income tax of $349,000 and includes $42,000 of net income from discontinued operations during the phase-out period from the measurement date of September 25, 1995, net of reversal of income taxes provided in earlier quarters.

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

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

2.   Stock Transactions, continued
     -----------------------------

     On December 13, 1996, the Company, pursuant to the terms of a certain Stock Purchase Agreement, by and among Jupiter and the Company, purchased from Jupiter, (i) 1,293,258 shares of the Company's Common Stock, and (ii) 445 shares of the Company's Series A Preferred Stock, for an aggregate purchase price of $5,510,864 of which $2,500,108 was paid in cash, $1,264,858 was paid by offset against liabilities of Jupiter to the Company, and $1,745,898 was paid by delivery of a promissory note payable in three annual installments ending December 13, 1999.

     On December 13, 1996, the Company also declared a one-for-three reverse stock split. Accordingly, all references in this report to number of shares, prices per share and per share amounts have been retroactively restated to reflect the reduced number of common shares outstanding, unless otherwise noted.

3.   Receivables
     -----------

     Receivables in the consolidated balance sheets are shown net of the allowances for doubtful accounts and consist of the following at January 25, 1997 and January 27, 1996:


                                                    Fiscal Year
                                                  ---------------
                                                   1997     1996
                                                   ----     ----
                                                   (in thousands)

     Accounts receivable - trade                  $  87     $100
     Accounts receivable - other                    245      292
                                                  -----     ----

                                                    332      392
          Less allowance for
               doubtful accounts                     42       42
                                                  -----     ----
                                                  $ 290     $350
                                                  =====     ====

     An analysis of the allowance for doubtful accounts and the net provision charged to operations for fiscal 1997, 1996 and 1995 is as follows:


                                                Fiscal Year
                                         ------------------------
                                          1997     1996     1995
                                          ----     ----     ----
                                              (in thousands)
     Allowance for doubtful accounts,
       beginning of year                   $42    $ 384     $452
     Accounts receivable written off                (45)     (68)
     Reduction from sale of H-K                    (297)
                                           ---    -----     ----
     Allowance for doubtful accounts,
       end of year                         $42    $  42     $384
                                           ===    =====     ====

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ______________


4.   Notes Payable and Long-Term Debt
     --------------------------------

     Long-term debt at January 25, 1997 and January 27, 1996 is summarized as follows (in thousands):

                                        Balance         Interest
     Description                   1/25/97    1/27/96     Rate
     -----------                   -------    -------   --------

     Goldblatt's:
      Mortgage loan                            $2,475      9%

     JG:
      Jupiter promissory note       $1,746                 6%
                                    ------     ------
                                     1,746      2,475

      Less current maturities          582        627
                                    ------     ------
                                    $1,164     $1,848
                                    ======     ======

     Long-term debt maturing within each of the five fiscal years subsequent to January 25, 1997 is as follows (in thousands):

                          1998      $582
                          1999       582
                          2000       582

     Under certain circumstances, at the option of the holder, the outstanding principal amount plus all accrued but unpaid interest may be converted into Common Stock of the Company. The note is subordinated to any future Senior Debt of the Company and is payable in full upon change of ownership or control. The payment of dividends and the purchase of Common Stock is restricted by terms of the Agreement.

     As of January 27, 1996, Goldblatt's had a $3,500,000 revolving line of credit and was, as of that date, in violation of a certain financial covenant. Subsequent to year-end, the financial institution has granted Goldblatt's a waiver of this covenant effective January 27, 1996. Furthermore, the financial institution extended the line of credit through May 1, 1997 and removed the financial covenants. Interest was payable at the certificate of deposit rate plus 1%. The line was guaranteed by JG and was collateralized by a certificate of deposit and commercial paper, totalling $3,500,000 as of January 27, 1996, and $1,500,000 as of January 25, 1997. The amount of the collateral was restricted to the extent of outstanding borrowings on the line, which was $200,000 at January 27, 1996, and $0 at January 25, 1997.

     As of April 23, 1997 a new Revolving Credit Agreement was executed. The agreement provides a line of credit of up to $2,000,000 through May 1, 1998 based on availability of a borrowing base equal to 45% of merchandise inventory. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a tangible net worth of $5,500,000 and an inventory level of $5,500,000. Interest is payable at the prime rate plus 1%.

     The weighted average interest rate on short-term borrowings for fiscal 1997, 1996, and 1995 was 6.44%, 9.30% and 7.14%, respectively.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ______________

5.   Preferred Stock
     ---------------

     The Redeemable Preferred Stock consisting of 445 shares of Series "A" 9% Cumulative Preferred Stock with a face and liquidation value of $3,183,000 were acquired by the Company and canceled on December 13, 1996. In connection with this acquisition, Jupiter also waived accrued dividends of $1,164,000. The gain related to the waiver was recorded as an increase to paid-in capital.

     On December 13, 1996, the Company, pursuant to the terms of a certain Series B Convertible Preferred Purchase Agreement (the "Series B Preferred Stock Purchase Agreement"), by and among certain officers and a director of the Company (collectively, the "Purchasers") and the Company, issued and sold to the Purchasers, through a private placement, 1,500 shares of Series B Convertible Preferred Stock of the Company, no par value per share (the "Series B Preferred Shares"), for an aggregate purchase price of $1,500,000. Holders of Series B Preferred Shares are entitled to vote with the holders of Common Stock on all matters submitted to a vote of the Company's shareholders as a single class. Currently, each share of Series B Preferred Stock is entitled to 444.44 votes. After giving effect to the purchase of the Jupiter shares previously described, the Purchasers control approximately 45.7% of the Company's voting rights.

     Dividends on Series B Preferred Stock accrue daily at a rate equal to 9% per annum. Dividends accumulate until paid, and are paid when and as declared by the Board of Directors. At any time prior to the fifth anniversary of issuance (automatic conversion), holders of Series B Preferred Stock may convert such shares into a number of shares of the Company's Common Stock. The current conversion price is $2.25 per share.

6.   Income Taxes
     ------------

     The income tax provisions before minority interest are comprised of the following:

                                         Fiscal Year
                                    --------------------
                                    1997    1996    1995
                                    ----    ----    ----
                                       (in thousands)

         Current:   Federal                         $ 99
                    State           $ 13    $ 18      73
         Deferred                                    494
                                    ----    ----    ----
                                    $ 13    $ 18    $666
                                    ====    ====    ====

     The Company has net operating loss carryforwards which are used to offset taxable income for federal purposes, excluding income of H-K which was reported on a separate entity basis and a portion of taxable income subject to alternative minimum tax. H-K had its own net operating loss carryforwards which were used to offset its separate company taxable income. A portion of taxable income for state tax purposes was also offset by net operating loss carryforwards. For fiscal 1995, the realization of the tax benefit of net operating loss carryforwards of $1,889,000 was treated as a reduction of the income tax provision.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ______________


6.   Income Taxes, continued
     -----------------------

     Following is a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate on income from continuing operations before minority interest as reflected in the accompanying consolidated statements of operations:

                                                Fiscal Year
                                         -----------------------
                                          1997     1996    1995
                                         ------   ------   -----

     Provision at the
      statutory tax rate                 (34.0%)  (34.0%)  34.0%

     State income taxes, net                .6       .5     5.6

     Utilization of net operating
      loss carryforwards                                  (48.4)

     Change in valuation allowance        34.0     34.0    25.2
                                          ----     ----    ----

                                            .6%      .5%   16.4%
                                          ====     ====    ====

     At January 25, 1997, the Company has net operating loss carryforwards of approximately $23,517,000 available to offset future taxable income for federal income tax purposes. These carryforwards expire principally in fiscal 1998 through 2012. The amount of carryforwards which expired in fiscal 1997 was $9,000,779.

     The components of the net deferred tax assets and liabilities as of January 25, 1997 and January 27, 1996 are as follows:

                                             1997      1996
                                          --------  ---------
                                            (in thousands)
     Deferred tax assets:
      Inventory                           $   214   $    214
      Accruals and other liabilities          287        311
      Alternative Minimum Tax credit          398        349
      Net operating loss carryforwards      9,172     11,937
                                          -------   --------
                                           10,071     12,811

      Valuation allowance                  (9,275)   (11,954)
                                          -------   --------
                                              796        857
                                          -------   --------
     Deferred tax liabilities:
      Property, plant and equipment           796        857
                                          -------   --------
                                              796        857
                                          -------   --------
      Net deferred tax liabilities        $     -   $      -
                                          =======   ========

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ______________

7.   Lease Commitments
     -----------------

     The following table presents the future minimum lease commitments for all operating leases that have initial or remaining noncancelable terms in excess of one year. The leases expire in fiscal 1999 to 2008 and have various renewal options.

             Fiscal                          Operating
              Year                            Leases
             ------                          ---------
                                           (in thousands)
             1998                             $ 1,727
             1999                               1,849
             2000                               1,764
             2001                               1,776
             2002                               1,702
             Thereafter                         5,309
                                              -------
              Total minimum lease payments    $14,127
                                              =======

     Certain store leases contain contingent rental provisions based on retail sales. Rent expense, net of insignificant sublease income, for fiscal years 1997, 1996 and 1995 was $1,962,000, $2,368,000, and $6,493,000,
     respectively, including contingent rentals of $209,000, $174,000, and $149,000, respectively.

8.   Discontinued Operations, Sale of Assets and Store Closings
     ----------------------------------------------------------

     As a result of the sale of H-K, as described in Note 2, previously issued consolidated statements of operations were restated to reflect H-K as a discontinued operation.

     Summarized results of the H-K business prior to the sale were as follows (excluding the impact of minority interest and management fees allocated to H-K on the Company's financial statements) for all of fiscal year 1995 and the first nine months of fiscal year 1996:


                                        Fiscal Year
                                    -------------------
                                      1996       1995
                                    -------    --------
                                       (in thousands)
           Net sales                $84,807    $119,089

           Cost and expenses        $84,675     114,097
                                    -------    --------
              Income before
               income taxes             132       4,992

           Income taxes                  53         646
                                    -------    --------
           Net income               $    79    $  4,346
                                    =======    ========

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ______________

8.   Discontinued Operations, Sale of Assets and Store Closings, continued
     ---------------------------------------------------------------------

     Net assets of the discontinued business were as follows:

                                        October 28,    January 28,
                                           1995           1995
                                        -----------    -----------
                                              (in thousands)
     Cash and cash equivalents           $  1,017       $  1,630
     Receivables, net                      19,395         23,728
     Merchandise, inventories              19,906         19,325
     Land, buildings and equipment
       net of accumulated depreciation      5,634          5,566
     Other assets                           2,355          2,669

     Current Liabilities                  (21,101)       (26,513)

     Long-term debt,
       net of current portion              (2,271)        (1,562)
                                         --------       --------

     Net assets of the discontinued
       business                          $ 24,935       $ 24,843
                                         ========       ========

     During fiscal 1997, the Company sold three stores and recorded a gain of $908,000. The gain was offset by a loss of $864,000 resulting from a store closing.

9.   Pension, Profit-Sharing and Employee Benefit Plans
     --------------------------------------------------

     The Company and its subsidiary have defined contribution plans which substantially all non-union employees may join after completing one year and 1,000 hours of service. Annually, the companies contribute a discretionary amount determined by their respective Boards of Directors and participants may voluntarily contribute varying percentages of their compensation.

     Approximately $134,000, $137,000 and $325,000 of expenses relating to these plans are included in the consolidated statements of operations in fiscal 1997, 1996, and 1995, respectively. All plans are qualified under provisions of the Internal Revenue Code.

10.  Stock Option Plan
     -----------------

     Effective fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". As provided by SFAS No. 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 _____________

10.  Stock Option Plan, continued
     ----------------------------

     Information for the fiscal years ended January 28, 1995, January 27, 1996 and January 25, 1997 with respect to options under the Company's Plans is as follows:

                                                           Weighted-Average
                           Number of       Exercise            Exercise
     Shares under Option:   Shares      Price per Share    Price per Share
                           ---------    ---------------    ----------------
     January 29, 1994       37,167      $1.50 to $6.75          $1.74
       Granted              19,333       3.94 to  4.88           4.83
       Expired/Canceled     (2,000)      1.50 to  6.75           5.88
                           -------

     January 28, 1995       54,500       1.50 to  4.88           2.68
       Exercised            (2,667)      1.50                    1.50
       Expired/Canceled     (2,333)      1.50 to  3.94           2.54
                           -------

     January 27, 1996       49,500       1.50 to  4.88           2.75
       Granted              58,000       1.38                    1.38
       Expired/Canceled    (18,333)      4.88                    4.88
                           -------

     January 25, 1997       89,167       1.38 to  1.50           1.42
                           =======

     All options are exercisable for a 10-year period beginning on the date of the grant. The weighted-average remaining contractual life of options outstanding at January 25, 1997 is 3.75 years.

     No compensation expense has been recognized by the Company as all options were granted at the market price of the stock on the date of the grants. Had the company elected to apply the provisions of SFAS No. 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted in fiscal 1997, the effect on reported net income and earnings per share would have been immaterial.

11.  Fourth Quarter Adjustments
     --------------------------

     Results of continuing operations in the fourth quarter of fiscal 1997, 1996 and 1995 were increased by year-end adjustments of approximately $170,000, $666,000 and $716,000, respectively, which related primarily to adjustments to inventory and certain miscellaneous accruals.

12.  Supplementary Information
     -------------------------

     Charges to selling, general and administrative expenses for fiscal 1997, 1996 and 1995, include the following:

                                      Fiscal Year
                               --------------------------
                                1997      1996      1995
                               ------    ------    ------
                                    (in  thousands)

     Advertising costs         $1,252    $1,571    $1,647

     Real estate and personal
       property taxes           1,106     1,282     1,303

     Advertising costs are expensed when incurred.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 _____________

13.  Related Party Transactions
     --------------------------

     The Company owns annuity contracts which were purchased in fiscal 1996 and 1995 from an affiliate. The total value of the contracts of $1,420,000 and $1,301,000 is included in other assets at January 25, 1997 and January 27, 1996, respectively. The annuity contract was purchased to secure payments under certain contractual obligations for future services to the chief executive officer of the Company. In addition, the Company earned interest of $118,000, $90,000 and $82,000 on these annuity contracts during fiscal 1997, 1996 and 1995, respectively.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      JG INDUSTRIES, INC.

Dated: May 12, 1997                                   By /s/William Hellman
       ------------                                      --------------------
                                                            William Hellman
                                                            Chairman and Chief
                                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chief Executive Officer:

/s/ William Hellman         Chairman and Chief     Date: May 12, 1997
------------------------    Executive Officer            ------------
William Hellman


Directors:

/s/ Sheldon Collen          Director               Date: May 12, 1997
------------------------                                 ------------
    Sheldon Collen

/s/ Clarence Farrar         Director, and Chief    Date: May 12, 1997
------------------------    Operating Officer            ------------
    Clarence Farrar

/s/ Lionel Goldblatt        Director               Date: May 12, 1997
------------------------                                 ------------
    Lionel Goldblatt

/s/ Sheldon Harris          Director               Date: May 12, 1997
------------------------                                 ------------
    Sheldon Harris

/s/ William Hellman         Director               Date: May 12, 1997
------------------------                                 ------------
    William Hellman

/s/ Philip Rootberg         Director               Date: May 12, 1997
------------------------                                 ------------
    Philip Rootberg

/s/ Wallace W. Schroeder    Director               Date: May 12, 1997
------------------------                                 ------------
    Wallace W. Schroeder

                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.
-----------
                                  Description
                                  -----------

   2.1 Disclosure Statement of the Company, dated July 6, 1983, filed by the Company with the Bankruptcy Court and delivered to the Company's creditors and shareholders, which describes the Plan of Reorganization as an Exhibit. (Previously filed as Exhibit 2.1 to the Current Report on Form 8-K dated October 14, 1983 and is incorporated herein by reference.)

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

   2.3 First Amendment to Stock Purchase Agreement, dated as of February 28, 1985. (Previously filed as Exhibit 2.3 to the 1986 10-K and is incorporated herein by reference.)

   2.4 Purchase and Sale Agreement, dated as of September 29, 1984 (the "Purchase and Sale Agreement"), by and between Jay Sixteen Corporation (now known as Sussex Group, Ltd. after name change) and Household Merchandising, Inc. and Huffman Koos Company. (Previously filed as
          Exhibit 2.1 to the Current Report on Form 8-K, dated January 10, 1985 (the "1985 8-K"), and is incorporated herein by reference.)

   2.5 First Amendment to Purchase and Sale Agreement, dated as of January 4, 1985. (Previously filed as Exhibit 2.2 to the 1985 8-K and is incorporated herein by reference.)

   2.6 Second Amendment to Purchase and Sale Agreement, dated as of January 9, 1985. (Previously filed as Exhibit 2.3 to the 1985 8-K and is incorporated herein by reference.)

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

   2.10 Stock Purchase Agreement, dated September 30, 1985, by and among Milgram-Kagan Corporation, a Delaware Corporation, and William A. Wiss individually, and as Trustee under Living Trust of William A. Wiss, and Alvin Steinman and Marvin Talan. (Previously filed as Exhibit 2.8 to the 1986 10-K and is incorporated herein by reference.)

   2.11 Agreement and Plan of Reorganization, dated October 10, 1986, by and between JG Industries, Inc. and Goldblatt's Department Stores, Inc. (Previously filed as Exhibit 2.11 to the 1987 10-K and is incorporated herein by reference. )

   2.12 Agreement and Plan of Reorganization, dated September 25, 1987 by and among the following: JG Industries, Inc., an Illinois corporation; JGM Holdings, Inc., a Delaware corporation; The Jupiter Corporation, a Delaware corporation; Milgram-Kagan Corporation, a Delaware corporation; and the following individuals: Marvin Kagan, Dennis R. McGarvy, Theodore Lazaraton, Paul Homer, as Trustee of the Marvin Kagan Irrevocable Trust Agreement U/T/A dated May 20, 1983 and Marvin Kagan, as Trustee. (Previously filed as Exhibit 2.12 to the 1988 10-K and is incorporated herein by reference.)

                         -----------------
Exhibit No.
-----------
                                  Description
                                  -----------



   2.13 Stock Purchase Agreement, dated February 15, 1988, by and among Sussex Group Holding Company and Michael L. Silverman and Sydney Selati. (Previously filed as Exhibit 2.13 to the 1988 10-K and is incorporated herein by reference.)

   2.14 Purchase Agreement, dated as of March 16, 1988 by and between Ward White U.S.A. Holdings, Inc., a Delaware corporation, Charles Kushins, Inc., a Delaware corporation, Milgram-Kagan Corporation, a Delaware corporation and Kushins Acquisition, Inc., a Delaware corporation. (Previously filed as Exhibit 2.14 to the April 30, 1988 10-Q and is incorporated herein by reference.)

   2.15 Purchase and Sale Agreement, dated as of June 29, 1989 by and between BBD Acquisition Corporation, a Delaware corporation, Sussex Group, Ltd., a Delaware corporation and JG Industries, Inc., an Illinois corporation. (Previously filed as Exhibit 2.1 to the August 10, 1989 8-K and is incorporated herein by reference.)

   2.16 First Amendment to Purchase and Sale Agreement, dated as of August 1, 1989. (Previously filed as Exhibit 2.2 to the August 10, 1989 8-K and is incorporated herein by reference.)

   2.17 Termination Agreement, dated September 7, 1990 by and among Marvin Kagan, Milgram-Kagan Corporation, a Delaware corporation, The Jupiter Corporation, an Illinois corporation, JG Industries, Inc., an Illinois corporation, J. Kagan Corporation, an Illinois corporation, JJJ Shoe Corp., an Illinois corporation, Gold Shoes, Inc., an Illinois corporation, and JGM Holdings, Inc., a Delaware corporation. (Previously filed as Exhibit 2.17 to the 1991 10-K and is incorporated herein by reference.)

   2.18 Purchase and Sale Agreement, dated as of October 13, 1992 by and among JG Industries, Inc., Westinghouse Credit Corporation and The Jupiter Corporation. (Previously filed as Exhibit 10.1 to the October 13, 1992 8-K and is incorporated herein by reference.)

   2.19 Settlement Agreement, dated as of January 30, 1993 by and among JG Industries, Inc., The Jupiter Corporation, JGM Holdings, Inc., Theodore Lazaraton and Dennis McGarvy. (Previously filed as Exhibit
          2.19 to the 1993 10-K and is incorporated herein by reference.)

   2.20 Memorandum of Settlement, dated as of January 30, 1993 by and among JG Industries, Inc., The Jupiter Corporation, JGM Holdings, Inc., Marvin Kagan and Paul Homer, Trustee of The Marvin Kagan Irrevocable Trust. (Previously filed as Exhibit 2.20 to the 1993 10-K and is incorporated herein by reference.)

   2.21 Agreement and Plan of Merger, dated July 20, 1993, between SGH, Inc. and JG Industries, Inc. (Previously filed in preliminary form as Exhibit A to the June 22, 1993 Notice of Annual Meeting of Shareholders and Proxy Statement).

   2.22 Stock Purchase and Loan Agreement, dated as of November 3, 1993 (but effective October 29, 1993), among The Jupiter Corporation, Sussex Group Ltd., and JG Industries, Inc. (Previously filed as Exhibit 2.22 to the November 30, 1993 Form 10-Q and is incorporated herein by reference.)

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

                         -----------------
Exhibit No.
-----------
                                  Description
                                  -----------

   2.25 Agreement and Plan of Merger, dated as of September 18, 1995, among Huffman Koos, Inc., HK Acquisition Company, Inc. and Breuner's Home Furnishings Corporation. (Previously filed as Exhibit 2.1 to the September 18, 1995 8-K and is incorporated herein by reference.)

   2.26 Stockholders' Agreement, dated September 18, 1995, among HK Acquisition Company, Inc., Breuner's Home Furnishings Corporation, Jupiter Industries, Inc. and Sussex Group, Ltd. (Previously filed as
          Exhibit 2.2 to the September 18, 1995 8-K and is incorporated herein by reference.)

   3.1 Articles of Amendment and Restated Articles to the Articles of Incorporation of the Company. (Previously filed as Exhibit 3.1 to the July 28, 1990 10-Q and is incorporated herein by reference.)

   3.2 By-Laws of the Company, as amended on April 29, 1992. (Previously filed as Exhibit 3.3 to the April 25, 1992 10-Q and is incorporated herein by reference.)

   4.1 Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions thereof, of the Series A 9% Cumulative Preferred Stock of the Company. (Previously filed as
          Exhibit 4.1 to the July 28, 1990 10-Q and is incorporated herein by reference.)

   4.2 First Amendment to Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions thereof, of the Series A 9% Cumulative Preferred Stock of the Company. (Previously filed as
          Exhibit 4.2 to the 1991 10-K and is incorporated herein by reference.)

   4.3 Second Amendment to Certificate of the Voting Powers, Designations, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions thereof, of the Series A 9% Cumulative Preferred Stock of the Company. (Previously filed as
          Exhibit 4.3 to the July 25, 1992 10-Q and is incorporated herein by reference.)

   4.4 Third Amendment to Certificate of the Voting Powers, Designations, preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions thereof, of the Series A 9% Cumulative Preferred Stock of the Company. (Previously filed as
          Exhibit 4.1 to the October 13, 1992 8-K and is incorporated herein by reference.)

   4.5 Statement of Resolution Establishing Series Relating To The Series B Convertible Preferred Stock, With No Par Value Per Share, of JG Industries, Inc., filed with the office of the Secretary of State of the State of Illinois on December 13, 1996. (Incorporated by reference from the Registrant's definitive proxy statement filed with the Securities and Exchange Commission on November 22, 1996.)

  10.1 Amended and Restated Employment Agreement dated, June 1, 1983, between the Company and William Hellman. (Previously filed as Exhibit 10.1 to the 1984 10-K and is incorporated herein by reference.)

  10.2 First Amendment to Amended and Restated Employment Agreement, dated August 8, 1985, between the Company and William Hellman. (Previously filed as Exhibit 10.2 to the 1986 10-K and is incorporated herein by reference.)

  10.3 Guaranty of The Jupiter Corporation, dated as of June 1, 1983 relative to the Amended and Restated Employment Agreement, dated as of June 1, 1983, by and between the Company and William Hellman. (Previously filed as Exhibit 10.2 to the 1985 10-K and is incorporated herein by reference.)

                         -----------------
Exhibit No.
-----------
                                  Description
                                  -----------

  10.4 Second Amendment to Amended and Restated Employment Agreement, including a Stock Purchase and Sale Agreement, dated July 23, 1986, between the Company and William Hellman. (Previously filed as Exhibit
          10.4 to the Company's July 26, 1986 10-Q and is incorporated herein by reference.)

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

  10.7 Incentive Stock Option and Non-Statutory Stock Option Agreement. (Previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, dated September 29, 1984, and is incorporated herein by reference.)

  10.8 1983 Stock Option and Stock Appreciation Rights Plan. (Previously filed as Exhibit 10.4 to the 1984 10-K and is incorporated herein by reference.)

  10.9 1988 Stock Option Plan (Previously filed as Exhibit 10.9 to the 1989 10-K and is incorporated herein by reference.)

  10.10 Third Amendment to Amended and Restated Employment Agreement, dated October 3, 1988, between the Company and William Hellman.(Previously filed as Exhibit 10.10 to the 1989 10-K and is incorporated herein by reference.)

  10.11 Fourth Amendment to Amended and Restated Employment Agreement, dated March 28, 1989, between the Company and William Hellman. (Previously filed as Exhibit 10.11 to the 1989 10-K and is incorporated herein by reference.)

  10.12 Fourth Amendment to Employment Agreement, dated April 6, 1988 between and among the Company, Goldblatt's Department Stores, Inc. and Lionel
          H. Goldblatt. (Previously filed as Exhibit 10.12 to the 1989 10-K and is incorporated herein by reference.)

  10.13 Fifth Amendment to Employment Agreement, dated March 28, 1989 between and among the Company, Goldblatt's Department Stores, Inc. and Lionel
          H. Goldblatt. (Previously filed as Exhibit 10.13 to the 1989 10-K and is incorporated herein by reference.)

  10.14 Fifth Amendment to Amended and Restated Employment Agreement, dated January 25, 1991 between the Company and William Hellman. (Previously filed as Exhibit 10.14 to the 1991 10-K and is incorporated herein by reference.)

  10.15 Sixth Amendment to Employment Agreement, dated January 28, 1991 between and among the Company, Goldblatt's Department Stores, Inc. and Lionel H. Goldblatt. (Previously filed as Exhibit 10.15 to the 1991 10-K and is incorporated herein by reference.)

  10.16 Seventh Amendment to Employment Agreement, dated February 18, 1992 between and among the Company, Goldblatt's Department Stores, Inc. and Lionel H. Goldblatt. (Previously filed as Exhibit 10.16 to the 1992 10-K and is incorporated herein by reference.)

  10.17 Sixth Amendment to Amended and Restated Employment Agreement, dated April 27, 1992, between the Company and William Hellman. (Previously filed as Exhibit 10.17 to the April 25, 1992 10-Q and is incorporated herein by reference.)

  10.18 Eighth Amendment to Employment Agreement, dated February 23, 1994 between and among the Company, Goldblatt's Department Stores, Inc. and Lionel H. Goldblatt (Previously filed as Exhibit 10.18 to the January 29, 1994 Form 10-K and is incorporated herein by reference.)

                         -----------------
Exhibit No.                                                                Page
-----------                                                                ----
                                  Description
                                  -----------

  10.19 Eighth Amendment to Amended and Restated Employment Agreement, dated May 26, 1994, between the Company and William Hellman. (Previously filed as Exhibit 10.19 to the April 30, 1994 10-Q and is incorporated herein by reference.)

  10.20 Ninth Amendment to Employment Agreement, dated April 19, 1995, between and among the Company, Goldblatt's Department Stores, Inc. and Lionel H. Goldblatt. (Previously filed as Exhibit
          10.20 to the January 28, 1995 10-K and is incorporated herein by reference.)

  10.21 Ninth Amendment to Amended and Restated Employment Agreement, dated June 12, 1995, between the Company, Goldblatt's
          Department Stores, Inc. and William Hellman (Previously filed as Exhibit 10.21 to the July 28, 1995 Form 10-Q and is incorporated herein by reference.)

  10.22 Stock Purchase Agreement, dated December 13, 1996, by and among Jupiter Industries, Inc. and the Registrant. (Incorporated by reference from the Registrant's definitive proxy statement filed with the Securities and Exchange Commission on November 22, 1996.)

  10.23 Series B Convertible Preferred Stock Purchase Agreement, dated December 13, 1996, by and among William Hellman, Philip Rootberg and Sheldon Harris and the Registrant. (Incorporated by reference from the Registrant's definitive proxy statement filed with the Securities and Exchange Commission on November 22, 1996.)

  10.24   Thirteenth Amendment to Amended and Restated Employment
          Agreement, dated February 1, 1997, between the Company,
          Goldblatt's Department Stores, Inc. and William Hellman.         -----

  10.25   Employment Agreement, dated February 1, 1997, between the
          Company and Clarence Farrar.                                     -----

  10.26   Employment Agreement, dated February 1, 1997, between
          Goldblatt's Department Stores, Inc. and Lionel Goldblatt.        -----

  21      List of Subsidiaries.                                            -----

  23      Consent of Coopers & Lybrand L.L.P., Independent Accountants.    -----

  27      Financial Data Schedule.                                         -----

  28.1 Supplemental Agreement, dated as of June 17, 1983, between the Company, Goldblatt Subsidiary, Inc. ("GS"), Jupiter Subsidiary A. Inc. ("JSA"), J.G. Investments ("JG") and J. Gold Corporation, together with a modification dated September 30, 1983. (Previously filed as Exhibit 28.1 to the 1983 8-K and is incorporated herein by reference.)

  28.2 Agreement and Plan of Merger, dated September 30, 1983, between JSA and GS. (Previously filed as Exhibit 28.2 to the 1983 8-K and is incorporated herein by reference.)