Form 10-Q
period 1997-04-26
JG INDUSTRIES INC/IL/
filed 1997-06-16
CIK 42179

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended             April 26, 1997
                                    ----------------------------------------

                                       OR

                 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________

     Commission File number                   1-258
                           -----------------------------------------------------

                              JG INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            ILLINOIS                                      36-1141010
---------------------------------            -----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   5630 WEST BELMONT AVENUE                   CHICAGO, IL  60634
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


Common Stock outstanding as of April 26, 1997 - 1,060,672 shares
----------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                          ITEM 1. FINANCIAL STATEMENTS



Company or group of companies for which report is filed:

                 JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
                 ----------------------------------------------



In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of April 26, 1997, January 25, 1997, and April 27, 1996 and the results of its operations and its cash flows for the quarters ended April 26, 1997 (first quarter of fiscal 1998) and April 27, 1996 (first quarter of fiscal 1997) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

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

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       (in thousands, except share data)
                                  (unaudited)

                                                 April 26,   January 25,   April 27,
                                                    1997         1997         1996
                                                 ----------  ------------  ----------
    ASSETS
    ------

Current Assets:
  Cash and cash equivalents                        $   565       $ 1,714     $ 3,628
  Receivables, net                                     540           290         617
  Merchandise inventories                            7,481         6,305      10,122
  Other current assets                                 342           224         551
                                                   -------       -------     -------

    Total current assets                             8,928         8,533      14,918
                                                   -------       -------     -------

Land, buildings and
 equipment, at cost                                 15,081        14,908      23,736

Less accumulated depreciation
 and amortization                                    9,636         9,395      14,684
                                                   -------       -------     -------
                                                     5,445         5,513       9,052
                                                   -------       -------     -------

Leasehold rights, net                                   31            32          67

Due from Jupiter                                                               1,265

Other assets                                         1,619         1,597       1,478
                                                   -------       -------     -------
                                                   $16,023       $15,675     $26,780
                                                   =======       =======     =======
LIABILITIES, COMMON STOCK AND
-----------------------------
  OTHER SHAREHOLDERS' EQUITY
  --------------------------

Current Liabilities:
  Notes payable                                                              $ 1,800
  Current portion of long-term debt                $   582       $   582         227
  Accounts payable                                   3,737         1,999       5,529
  Accrued liabilities                                1,867         2,505       2,831
  Accrued dividends                                      5             5
                                                   -------       -------     -------
    Total current liabilities                        6,191         5,091      10,387
                                                   -------       -------     -------

Long-term debt, less current portion                 1,164         1,164       1,791

Other long-term liabilities                            857           867         940

Minority interest                                    1,285         1,262       1,196

Redeemable preferred stock, including accrued
  dividends of $844                                                            4,027

Common stock and other shareholders' equity:
  Common shares; no par value;
   authorized 10,000,000 shares;
   issued 2,405,770 shares                          11,246        11,246      11,246
  Paid-in capital                                    5,939         5,939       4,775
  Convertible preferred stock; no par
   value; authorized and issued 1,500 shares         1,500         1,500
  Accumulated deficit                               (8,546)       (7,781)     (6,297)
  Treasury shares - 1,345,098, 1,345,062 and
   51,807 shares at cost, respectively              (3,613)       (3,613)     (1,285)
                                                   -------       -------     -------

                                                     6,526         7,291       8,439
                                                   -------       -------     -------
                                                   $16,023       $15,675     $26,780
                                                   =======       =======     =======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
            FOR THE QUARTERS ENDED APRIL 26, 1997 AND APRIL 27, 1996
            --------------------------------------------------------
                       (in thousands, except share data)
                                  (unaudited)




                                                       Quarter      Quarter
                                                        Ended        Ended
                                                      April 26,    April 27,
                                                        1997         1996
                                                     -----------  -----------

Net sales                                            $   11,754   $   15,361

Cost of sales                                             7,858       10,355
                                                     ----------   ----------

     Gross profit                                         3,896        5,006

Selling, general and administrative
  expenses                                                4,587        5,960
                                                     ----------   ----------

     Operating loss                                        (691)        (954)

Interest expense, net                                        (7)         (12)

Minority interest in net income
  of subsidiary                                             (23)         (23)
                                                     ----------   ----------

     Loss before income tax provision                      (721)        (989)


Income tax provision                                        (10)         (14)
                                                     ----------   ----------

     Net loss                                        $     (731)  $   (1,003)
                                                     ==========   ==========

Net loss applicable to common and
  common equivalent shares                           $     (765)  $   (1,093)
                                                     ==========   ==========

Net Loss per common share                            $     (.72)  $     (.46)
                                                     ==========   ==========

Weighted average number of common and common
  equivalent shares outstanding                       1,060,688    2,353,973
                                                     ==========   ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  for the fiscal year ended January 25, 1997,
                      and the quarter ended April 26, 1997

                       (in thousands, except share data)
                                  (unaudited)
                                 _____________



                                                                                                  Total
                                        Common   Paid-In   Preferred   Accumulated   Treasury   Shareholders'
                                        Shares   Capital     Stock       Deficit      Stock       Equity
                                       --------  --------  ----------  -----------  ---------  -------------
Balances, January 27, 1996             $11,246   $ 4,775                 $(5,204)     $(1,285)   $ 9,532

Net loss, fiscal 1997                                                     (2,150)                 (2,150)

Forgiveness of preferred
 stock dividends by Jupiter                        1,164                                           1,164

Issuance of 1,500 shares of
 Series B Preferred Stock                                   $ 1,500                                1,500

Purchase of 1,293,258 common shares                                                    (2,328)    (2,328)

Dividends accrued on
  redeemable and convertible
  preferred stock                                                           (427)                   (427)
                                       -------   -------    -------      -------      -------    -------

Balances, January 25, 1997              11,246     5,939      1,500       (7,781)      (3,613)     7,291

Net loss, thirteen week
  period ended April 26, 1997                                               (731)                   (731)

Dividends accrued on
  convertible preferred stock                                                (34)                    (34)
                                       -------   -------    -------      -------      -------    -------

Balances, April 26, 1997               $11,246   $ 5,939    $ 1,500      $(8,546)     $(3,613)   $ 6,526
                                       =======   =======    =======      =======      =======    =======


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
            FOR THE QUARTERS ENDED APRIL 26, 1997 AND APRIL 27, 1996
            --------------------------------------------------------
                                 (in thousands)
                                 --------------
                                  (Unaudited)
                                  -----------



                                                                 Quarter                  Quarter
                                                                  Ended                    Ended
                                                                April 26,                April 27,
                                                                  1997                      1996
                                                                ---------                ---------

Cash flows from operating activities:

 Net loss                                                        $  (731)                  $(1,003)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                  241                       339
      Minority interest                                               23                        23
 Changes in assets and liabilities:
      Accounts receivables                                          (250)                     (267)
      Merchandise inventories                                     (1,176)                   (1,388)
      Other assets (current)                                        (117)                     (216)
      Other assets (noncurrent)                                       (1)                      (11)
      Accounts payable and accrued liabilities                     1,100                     1,290
      Other liabilities (noncurrent)                                 (10)                       12
                                                                 -------                   -------

        Net cash used in operating activities                       (921)                   (1,221)
                                                                 -------                   -------

Cash flows from investing activities:

      Capital expenditures                                          (173)                      (86)
      Purchase of annuity contract                                   (21)
                                                                 -------                   -------
        Net cash used in investing activities                       (194)                      (86)
                                                                 -------                   -------

Cash flows from financing activities:

      Borrowings under line of credit                                                        3,100
      Repayments under line of credit                                                       (1,500)
      Principal payments of long-term debt                                                    (457)
      Dividends paid on convertible preferred stock                  (34)
                                                                 -------                   -------
        Net cash (used in) provided by
          financing activities                                       (34)                    1,143
                                                                 -------                   -------

Net decrease in cash and cash equivalents                         (1,149)                     (164)

Cash and cash equivalents at beginning of year                     1,714                     3,792
                                                                 -------                   -------
Cash and cash equivalents at end of quarter                      $   565                   $ 3,628
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

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)
                                  -----------

1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 88%, 87% and 89% of the inventory as of April 26, 1997, January 25, 1997 and April 27, 1996, respectively, using the retail method. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $445,000, $430,000, and $427,000 higher at April 26, 1997, January 25, 1997 and April 27, 1996, respectively.

2) Receivables are presented net of allowances for doubtful accounts of approximately $42,000 at April 26, 1997, January 25, 1997 and April 27, 1996.

3) Leasehold rights are shown net of accumulated amortization of $19,000 at April 26, 1997, $18,000 at January 25, 1997 and $33,000 at April 27, 1996.

4) Certain reclassifications have been made to the April 27, 1996 amounts in order to conform to classifications at April 26, 1997 and January 25, 1997.

5) On December 13, 1996, the Company, pursuant to the terms of a certain Stock Purchase Agreement, by and among Jupiter Industries, Inc. ("Jupiter") and the Company, purchased from Jupiter, (i) 1,293,258 shares of the Company's Common Stock, and (ii) 445 shares of the Company's Series A Preferred Stock, for an aggregate purchase price of $5,510,864 of which $2,500,108 was paid in cash, $1,264,858 was paid by offset against liabilities of Jupiter to the Company, and $1,745,898 was paid by delivery of a promissory note payable in three annual installments ending December 13, 1999. In connection with this acquisition, Jupiter also waived accrued dividends of $1,164,000. The gain related to the waiver was recorded as an increase to paid-in capital.

     The Jupiter promissory note provides that under certain circumstances, at the option of the holder, the outstanding principal amount plus all accrued but unpaid interest may be converted into Common Stock of the Company. The note is subordinated to any future Senior Debt of the Company and is payable in full upon change of ownership or control. The payment of dividends and the purchase of Common Stock is restricted by terms of the Agreement.

6) As of January 27, 1996, Goldblatt's Department Stores, Inc. ("Goldblatt's", a wholly-owned subsidiary of the Company) had a $3,500,000 revolving line of credit and was, as of that date, in violation of a certain financial covenant. Subsequent to year-end, the financial institution had granted Goldblatt's a waiver of this covenant effective January 27, 1996. Furthermore, the financial institution extended the line of credit through May 1, 1997 and removed the financial covenants. Interest was payable at the certificate of deposit rate plus 1%. The line was guaranteed by the Company and was collateralized by a certificate of deposit and commercial paper, totalling $3,500,000 as of April 27, 1996, and $1,500,000 as of January 25, 1997. The amount of the collateral was restricted to the extent of outstanding borrowings on the line, which was $1,800,000 at April 27, 1996, and $0 at January 25, 1997.

     Effective April 23, 1997 a new Revolving Credit Agreement was executed. The agreement provides a line of credit of up to $2,000,000 through May 1, 1998 based on availability of a borrowing base equal to 45% of merchandise inventory. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a tangible net worth of $5,500,000 and an inventory level of $5,500,000. Interest is payable at the prime rate plus 1%. There were no outstanding borrowings on the line as of April 26, 1997.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

7) On December 13, 1996, the Company, pursuant to the terms of a certain Series B Convertible Preferred Purchase Agreement (the "Series B Preferred Stock Purchase Agreement"), by and among certain officers and a director of the Company (collectively, the "Purchasers") and the Company, issued and sold to the Purchasers, through a private placement, 1,500 shares of Series B Convertible Preferred Stock of the Company, no par value per share (the "Series B Preferred Shares"), for an aggregate purchase price of $1,500,000. Holders of Series B Preferred Shares are entitled to vote with the holders of Common Stock on all matters submitted to a vote of the Company's shareholders as a single class. Currently, each share of Series B Preferred Stock is entitled to 444.44 votes.

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

8) On December 13, 1996, the Company also declared a one-for-three reverse stock split, effective December 27, 1996. Accordingly, all references in this report to number of shares, prices per share and per share amounts have been retroactively restated to reflect the reduced number of common shares outstanding, unless otherwise noted.

9) Loss per share applicable to common and common equivalent shares is computed after recognition of the dividend requirements on the redeemable and convertible preferred stock of $34,000 in fiscal 1998 and $90,000 in fiscal 1997.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Cash and cash equivalents decreased by $1,149,000 during the quarter ended April 26, 1997, which included approximately $921,000 of net cash used in operating activities. Accounts receivable increased by $250,000 due to an increase in layaway receivables during the first quarter. Inventories increased by approximately $1,176,000 due to normal seasonal increases which accounted for most of the $1,100,000 increase in current liabilities.

Goldblatt's Department Stores, Inc. ("Goldblatt's", a wholly-owned subsidiary of the Company) spent approximately $173,000 on capital expenditures during the first quarter of fiscal 1998 related to normal capital maintenance. Goldblatt's capital expenditures for the balance of fiscal 1998 will be minimal as no new store openings or major store renovations are planned.

Effective April 23, 1997 a new Revolving Credit Agreement was executed. The agreement provides a line of credit of up to $2,000,000 through May 1, 1998 based on availability of a borrowing base equal to 45% of merchandise inventory. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a tangible net worth of $5,500,000 and an inventory level of $5,500,000. Interest is payable at the prime rate plus 1%. There were no outstanding borrowings on the line as of April 26, 1997. The Company believes that Goldblatt's working capital and line of credit will be adequate to fund current operations and service the Company's indebtedness through fiscal 1998.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------


Quarter Ended April 26, 1997 (fiscal 1998) vs.
----------------------------------------------
Quarter Ended April 27, 1996 (fiscal 1997)
------------------------------------------

The loss from continuing operations decreased by approximately $272,000, or 27.1%, as compared to the first quarter of fiscal 1997.

Net sales decreased by $3,607,000 during the quarter as compared to the first quarter of fiscal 1997 as the result of four store closings in fiscal 1997. However, despite unseasonably cool spring weather, comparable store sales showed a 2.5% increase during the quarter as compared to the prior year, due to a more aggressive sales promotion program. Gross margin improved as a percentage of sales to 33.1% as compared to 32.6% in the first quarter of fiscal 1997. This improvement is due to a merchandise control program implemented in fiscal 1997 which resulted in more opportunistic purchases, lower inventory levels and less markdowns.

Selling, general and administrative expenses ("SG&A") increased slightly to 39.0% of sales as compared to 38.8% in the prior year. Total SG&A expenses decreased approximately $1,373,000, or 23.0%, as compared to the previous year due primarily to cost savings associated with the four closed stores in fiscal 1997.

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

           Exhibit 27 - Financial Data Schedule

 (b)     Reports on Form 8-K - None

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                      ------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.


                                       JG INDUSTRIES, INC.
                                       -------------------
                                          (Registrant)



Date:  June 13, 1997                   /s/ Clarence Farrar
       -------------                   --------------------
                                       CLARENCE FARRAR
                                       President



                                       /s/ Clifford Gutmann
                                       ---------------------
                                       CLIFFORD GUTMANN
                                       Chief Financial Officer