Form 10-Q
period 1997-07-26
JG INDUSTRIES INC/IL/
filed 1997-09-09
CIK 42179

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended               JULY 26, 1997
                                    -----------------------------------------

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  --------------------
Commission File number                          1-258
                      --------------------------------------------------------

                                JG INDUSTRIES, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            ILLINOIS                                         36-1141010
- -------------------------------                     --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)

5630 WEST BELMONT AVENUE                                  CHICAGO, IL  60634
- ------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                   (Zip Code)

                                (773) 481-5410
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- ------------------------------------------------------------------------------
                  (Former name, former address and former fiscal
                       year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes X  No
   ---   ---

        Common Stock outstanding as of July 26, 1997 - 1,060,670 shares
        ---------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                          ITEM 1. FINANCIAL STATEMENTS



Company or group of companies for which report is filed:

                 JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
                 ----------------------------------------------



In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of July 26, 1997, January 25, 1997, and July 27, 1996 and the results of its operations and its cash flows for the thirteen and twenty-six week periods ended July 26, 1997 (fiscal 1998) and July 27, 1996 (fiscal 1997) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

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

                                               JG INDUSTRIES, INC. AND SUBSIDIARIES
                                               ------------------------------------
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                               -------------------------------------
                                                 (in thousands, except share data)
                                                            (unaudited)

                                                           July 26,            January 25,             July 27,
                                                             1997                 1997                   1996
                                                           --------            -----------             --------
ASSETS
Current Assets:
  Cash and cash equivalents                                $      3            $     1,714             $  3,869
  Receivables, net                                              392                    290                  485
  Merchandise inventories                                     7,483                  6,305                7,481
  Other current assets                                          335                    224                  546
                                                           --------            -----------             --------

     Total current assets                                     8,213                  8,533               12,381
                                                           --------            -----------             --------

Land, buildings and
equipment, at cost                                           15,193                 14,908               14,116

Less accumulated depreciation
 and amortization                                             9,880                  9,395                8,844
                                                           --------            -----------             --------

                                                              5,313                  5,513                5,272
                                                           --------            -----------             --------

Leasehold rights, net                                            30                     32                   35

Due from Jupiter                                                                                          1,265

Other assets                                                  1,621                  1,597                1,475
                                                           --------            -----------             --------

                                                           $ 15,177            $    15,675             $ 20,428
                                                           ========            ===========             ========
LIABILITIES, COMMON STOCK AND
  OTHER SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                            $    800
  Current portion of long-term debt                             582            $       582
  Accounts payable                                            2,962                  1,999             $  3,321
  Accrued liabilities                                         2,064                  2,505                2,879
  Accrued dividends                                               5                      5
                                                           --------            -----------             --------

    Total current liabilities                                 6,413                  5,091                6,200
                                                           --------            -----------             --------

Long-term debt, less current portion                          1,164                  1,164                  131

Other long-term liabilities                                     846                    867                  821

Minority interest                                             1,308                  1,262                1,219

Redeemable preferred stock, including accrued
  dividends of $980                                                                                       4,163

Common stock and other shareholders' equity:
  Common shares; no par value;
   authorized 10,000,000 shares;
   issued 2,405,770 shares                                   11,246                 11,246               11,246
  Paid-in capital                                             5,939                  5,939                4,775
  Convertible preferred stock; no par
   value; authorized and issued 1,500 shares                  1,500                  1,500
  Accumulated deficit                                        (9,626)                (7,781)              (6,842)
  Treasury shares - 1,345,100, 1,345,062 and
   51,807 shares at cost, respectively                       (3,613)                (3,613)              (1,285)
                                                           --------            -----------             --------

                                                              5,446                  7,291                7,894
                                                           --------            -----------             --------

                                                           $ 15,177            $    15,675             $ 20,428
                                                           ========            ===========             ========


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JULY 26, 1997 AND JULY 27,
                                     1996
                       (in thousands, except share data)
                                  (unaudited)

                                                 13 Weeks Ended             26 Weeks Ended
                                            -----------------------    ------------------------
                                              July 26,     July 27,     July 26,       July 27,
                                                1997         1996         1997           1996
                                            ----------     --------    ---------      ---------
Net sales                                   $   12,689   $   15,715    $   24,443    $   31,076

Cost of sales                                    8,806       10,734        16,664        21,089
                                            ----------   ----------    ----------    ----------

  Gross profit                                   3,883        4,981         7,779         9,987

Selling, general and
 administrative expenses                         4,869        5,941         9,456        11,901

Provision for store closing                                     407                         407
                                            ----------   ----------    ----------    ----------

  Operating loss                                  (986)      (1,367)       (1,677)       (2,321)

Interest expense, net                              (28)         (19)          (35)          (31)

Gain on sale of asset                                         1,012                       1,012

Minority interest in net income
 of subsidiary                                     (23)         (23)          (46)          (46)
                                            ----------   ----------    ----------    ----------
  Loss before income tax
   provision                                    (1,037)        (397)       (1,758)       (1,386)

Income tax provision                               (10)         (12)          (20)          (26)
                                            ----------   ----------    ----------    ----------

  Net loss                                  $   (1,047)  $     (409)   $   (1,778)   $   (1,412)
                                            ==========   ==========    ==========    ==========
Net loss applicable to common
 and common equivalent shares               $   (1,080)  $     (585)   $   (1,845)   $   (1,638)
                                            ==========   ==========    ==========    ==========

Net loss per common share                   $    (1.02)  $     (.25)   $    (1.74)   $     (.70)
                                            ==========   ==========    ==========    ==========

Weighted average number of common
 and common equivalent shares
 outstanding.                                1,060,671    2,353,963     1,060,680     2,353,968
                                            ==========   ==========    ==========    ==========

             The accompanying notes are an intergral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  for the fiscal year ended January 25, 1997,
              and the twenty-six week period ended July 26, 1997

                       (in thousands, except share data)
                                  (Unaudited)
                               ----------------

                                                                                                                          Total
                                  Common         Paid-In          Preferred        Accumulated          Treasury      Shareholders'
                                  Shares         Capital            Stock            Deficit             Stock           Equity
                                 --------      -----------       -----------       -----------       -------------    -------------
Balances, January 27, 1996       $ 11,246      $    4,775                          $   (5,204)       $     (1,285)    $      9,532

Net loss, fiscal 1997                                                                  (2,150)                              (2,150)

Foregiveness of preferred
 stock dividends by Jupiter                         1,164                                                                    1,164

Issuance of 1,500 shares of
 Series B Preferred Stock                                              1,500                                                 1,500

Purchase of 1,293,258
 common shares                                                                                             (2,328)          (2,328)

Dividends accrued on
 redeemable and convertible
 preferred stock                                                                         (427)                                (427)
                                 --------      ----------          ---------       ----------        ------------     ------------
Balances, January 25, 1997         11,246           5,939              1,500           (7,781)             (3,613)           7,291

Net loss, twenty-six week
 period ended July 26, 1997                                                            (1,778)                              (1,778)

Dividends accrued on
 convertible preferred stock                                                              (67)                                 (67)
                                 --------      ----------          ---------       ----------        ------------     ------------
Balances, July 26, 1997          $ 11,246      $    5,959          $   1,500       $   (9,626)       $     (3,613)    $      5,446
                                 ========      ==========          =========       ==========        ============     ============


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.


                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     -------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               ------------------------------------------------
     FOR THE TWENTY-SIX WEEK PERIODS ENDED JULY 26, 1997 AND JULY 27, 1996
    ----------------------------------------------------------------------
                                (in thousands)
                                --------------
                                  (Unaudited)
                                  -----------

                                                                                                     26 Weeks Ended
                                                                                                 ---------------------
                                                                                                 July 26,     July 27,
                                                                                                    1997        1996
                                                                                                 --------     --------

Cash flows from operating activities:
     Net loss                                                                                    $ (1,778)    $ (1,412)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                                                               487          662
          Minority interest                                                                            46           46
          Gain on sale of asset                                                                                 (1,012)
          Provision for store closing                                                                              407
     Changes in assets and liabilities:
          Accounts receivables                                                                       (102)        (200)
          Merchandise inventories                                                                  (1,178)        (960)
          Other assets (current)                                                                     (111)          75
          Other assets (noncurrent)                                                                    (3)          (8)
          Accounts payable and accrued liabilities                                                    522       (1,174)
          Other liabilities (noncurrent)                                                              (21)          24
                                                                                                 --------     --------

               Net cash used in operating activities                                               (2,138)      (3,552)
                                                                                                 --------     --------
     Cash flows from investing activities:
          Proceeds from sale of assets                                                                           6,544
          Capital expenditures                                                                       (285)        (240)
          Purchase of annuity contract                                                                (21)
                                                                                                 --------     --------
                        Net cash (used in) provided by investing activities                          (306)       6,304
                                                                                                 --------     --------
    Cash flows from financing activities:
          Borrowings under line of credit                                                             800        5,100
          Repayments under line of credit                                                                       (5,300)
          Principal payments of long-term debt                                                                  (2,475)
          Dividends paid on convertible preferred stock                                               (67)
                                                                                                 --------     --------
               Net cash provided by (used in)
                financing activities                                                                  733       (2,675)
                                                                                                 ---------    --------

     Net (decrease) increase in cash and cash equivalents                                          (1,711)          77

     Cash and cash equivalents at beginning of year                                                 1,714        3,792
                                                                                                 --------     --------

     Cash and cash equivalents at end of twenty-six week period                                  $      3     $  3,869
                                                                                                 ========     ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                   UNAUDITED
                                   ---------

1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 89%, 87% and 88% of the inventory as of July 26, 1997, January 25, 1997 and July 27, 1996, respectively, using the retail method. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $460,000, $430,000, and $448,000 higher at July 26, 1997, January 25,
     1997 and July 27, 1996, respectively.

2) Receivables are presented net of allowances for doubtful accounts of approximately $42,000 at July 26, 1997, January 25, 1997 and July 27, 1996.

3) Leasehold rights are shown net of accumulated amortization of $20,000 at July 26, 1997, $18,000 at January 25, 1997 and $37,000 at July 27, 1996.

4) Certain reclassifications have been made to the July 27, 1996 amounts in order to conform to classifications at July 26, 1997 and January 25, 1997.

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

     The Jupiter promissory note provides that under certain circumstances, at the option of the holder, the outstanding principal amount plus all accrued but unpaid interest may be converted into Common Stock of the Company. The note is subordinated to Senior Debt of the Company and is payable in full upon change of ownership or control. The payment of dividends and the purchase of Common Stock is restricted by terms of the Agreement.

6) As of January 27, 1996, Goldblatt's Department Stores, Inc. ("Goldblatt's", a wholly-owned subsidiary of the Company) had a $3,500,000 revolving line of credit and was, as of that date, in violation of a certain financial covenant. Subsequent to year-end, the financial institution had granted Goldblatt's a waiver of this covenant effective January 27, 1996. Furthermore, the financial institution extended the line of credit through May 1, 1997 and removed the financial covenants. Interest was payable at the certificate of deposit rate plus 1%. The line was guaranteed by the Company and was collateralized by a certificate of deposit and commercial paper, totaling $3,500,000 as of July 27, 1996, and $1,500,000 as of
     January 25, 1997. There were no outstanding borrowings on the line as of July 27, 1996, and January 25, 1997.

     Effective April 23, 1997 a new Revolving Credit Agreement was executed. The agreement provides a line of credit of up to $2,000,000 through May 1, 1998 based on availability of a borrowing base equal to 45% of merchandise inventory. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a tangible net worth of $5,500,000 and an inventory level of $5,500,000. Interest is payable at the prime rate plus 1%. The amount of the collateral was restricted to the extent of outstanding borrowing on the line, which was $800,000 as of July 26, 1997.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                   UNAUDITED
                                   ---------

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

9) Loss per share applicable to common and common equivalent shares is computed after recognition of the dividend requirements on the redeemable and convertible preferred stock of $67,000 in fiscal 1998 and $226,000 in fiscal 1997.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                   UNAUDITED
                                   ---------


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Cash and cash equivalents decreased by $1,711,000 during the six months ended July 26, 1997, which included approximately $2,138,000 of net cash used in operating activities. Accounts receivable increased by $102,000 due primarily to an increase in layaway receivables. Inventories increased by approximately $1,178,000, which is attributable to normal seasonal increases in the merchandise product lines. Accordingly, trade accounts payable increased by $932,000 to coincide with the heightened inventory levels.

Goldblatt's spent approximately $283,000 on capital expenditures during the twenty-six weeks ended July 26, 1997 related to normal capital maintenance. Goldblatt's capital expenditures for the balance of fiscal 1998 will be minimal as no new store openings or major store renovations are planned.

Effective April 23, 1997 a new Revolving Credit Agreement was executed. The agreement provides a line of credit of up to $2,000,000 through May 1, 1998 based on availability of a borrowing base equal to 45% of merchandise inventory. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a tangible net worth of $5,500,000 and an inventory level of $5,500,000. Interest is payable at the prime rate plus 1%. The amount of the collateral was restricted to the extent of outstanding borrowing on the line, which was $800,000 as of July 26, 1997.

As of July 26, 1997, the Company has working capital of $1,800,000 and line of credit availability of $1,200,000. No new store openings or acquisitions are planned for the remainder of fiscal 1998, and capital expenditure spending will be minimal. The Company plans to focus its efforts on strengthening the core Goldblatt's operation over the rest of the year. Particular emphasis will be given to programs enhancing sales development and inventory control. The Company believes that Goldblatt's working capital and line of credit will be adequate to fund current operations and service the Company's indebtedness through fiscal 1998.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                   UNAUDITED
                                   ---------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------

Thirteen Weeks Ended July 26, 1997 (fiscal 1998) vs.
- ----------------------------------------------------
Thirteen Weeks Ended July 27, 1996 (fiscal 1997)
- ------------------------------------------------

Net sales decreased by $3,026,000 during the quarter as compared to the second quarter of fiscal 1997 as the result of four store closings in fiscal 1997. Comparable store sales posted a 6.7% sales increase for the second quarter as compared to the prior year due to a more aggressive sales promotion program. This continues to build on the upward sales trend established in the first quarter.

Gross profit percentage declined to 30.6% of sales from 31.7% of sales in the second quarter of fiscal 1997. This decrease is attributable to a higher level of inventory shrinkage experienced this year. Tightened inventory control measures have since been formulated in response to the shrinkage.

Selling, general and administrative expenses ("SG&A") decreased by approximately $1,072,000, or 18.0%, as compared to the second quarter of fiscal 1997 due primarily to cost savings associated with the closed stores. SG&A expenses increased to 38.4% of sales as compared to 37.8% in the prior year.

Twenty-six Weeks Ended July 26, 1997 (fiscal 1998) vs.
- ------------------------------------------------------
Twenty-six Weeks Ended July 27, 1996 (fiscal 1997)
- --------------------------------------------------

Net sales decreased by $6,633,000 versus the same period last year due to the four store closings in fiscal 1997. Comparable store sales, however, have shown a 4.6% increase during this period as compared to the prior year. These increased sales are the result of a more aggressive sales promotion program, and particularly strong sales gains during the second quarter of fiscal 1998.

Gross profit percentage dropped slightly to 31.8% of sales from 32.1% of sales in the preceding year. This decrease is attributable to a higher level of inventory shrinkage experienced for the first six months of fiscal 1998. Tightened inventory control measures have since been formulated in response to the shrinkage.

SG&A expenses decreased by approximately $2,445,000 as compared to fiscal 1997 due primarily to cost savings associated with the closed stores and corporate overhead expense reductions. Overall, SG&A expenses increased slightly to 38.7% of sales as compared to 38.3% of sales in the prior year.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                   UNAUDITED
                                   ---------

PART II - OTHER INFORMATION
- ---------------------------



Item 5 - Other Information

         None


Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

      Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K - None

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                   UNAUDITED
                                   ---------


                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto fully authorized.


                                    JG INDUSTRIES, INC.
                                    -------------------
                                    (Registrant)



Date:    September 9, 1997          /s/ Clarence Farrar
         -----------------          --------------------
                                    CLARENCE FARRAR
                                    President



                                    /s/ Clifford Gutmann
                                    ---------------------
                                    CLIFFORD GUTMANN
                                    Chief Financial Officer
                                    Goldblatt's Department Stores, Inc.