Form 10-Q
period 1997-10-25
JG INDUSTRIES INC/IL/
filed 1997-12-09
CIK 42179

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                  October 25, 1997
                              --------------------------------------------------

                                      OR



          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from_________________________to_______________________

     Commission File number                   1-258
                           -----------------------------------------------------

                              JG INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            ILLINOIS                                     36-1141010
-------------------------------------        -----------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)

   5630 WEST BELMONT AVENUE                       CHICAGO, IL  60634
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

Common Stock outstanding as of October 25, 1997 - 1,060,670 shares
-------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                         ITEM 1. FINANCIAL STATEMENTS



Company or group of companies for which report is filed:


                JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
                ----------------------------------------------



In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of October 25, 1997, January 25, 1997, and October 26, 1996 and the results of its operations and its cash flows for the thirteen and thirty-nine week periods ended October 25, 1997 (fiscal 1998) and October 26, 1996 (fiscal 1997) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       (in thousands, except share data)
                                  (unaudited)

                                                            October 25,      January 25,       October 26,
                                                               1997             1997              1996
                                                            -----------      -----------       -----------
ASSETS

Current Assets:
  Cash and cash equivalents                                 $      164       $    1,714        $    3,515
  Receivables, net                                                 666              290               815
  Merchandise inventories                                        8,918            6,305             9,090
  Other current assets                                             358              224               661
                                                            -----------      -----------       -----------
     Total current assets                                       10,106            8,533            14,081
                                                            -----------      -----------       -----------
Land, buildings and
 equipment, at cost                                             15,300           14,908            14,538

Less accumulated depreciation
 and amortization                                               10,125            9,395             9,074
                                                            -----------      -----------       -----------
                                                                 5,175            5,513             5,464
                                                            -----------      -----------       -----------
Leasehold rights, net                                               29               32                33

Due from Jupiter                                                                                    1,265

Other assets                                                     1,622            1,597             1,478
                                                            -----------      -----------       -----------
                                                                16,932       $   15,675        $   22,321
LIABILITIES, COMMON STOCK AND                               ===========      ===========       ===========
 OTHER SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                             $    1,175                         $      750
  Current portion of long-term debt                                582       $      582
  Accounts payable                                               4,658            1,999             4,957
  Accrued liabilities                                            2,165            2,505             2,693
  Accrued dividends                                                  5                5
                                                            -----------      -----------       -----------
     Total current liabilities                                   8,585            5,091             8,400
                                                            -----------      -----------       -----------
Long-term debt, less current portion                             1,164            1,164

Other long-term liabilities                                        835              867               931

Minority interest                                                1,331            1,262             1,242

Redeemable preferred stock, including accrued
 dividends of $1,100                                                                                4,283

Common stock and other shareholders' equity:
  Common shares; no par value;
   authorized 10,000,000 shares;
   issued 2,405,770 shares                                      11,246           11,246            11,246
  Paid-in capital                                                5,939            5,939             4,775
  Convertible preferred stock; no par
   value; authorized and issued 1,500 shares                     1,500            1,500
  Accumulated deficit                                          (10,055)          (7,781)           (7,271)
  Treasury shares - 1,345,100, 1,345,065 and
   51,807 shares at cost, respectively                          (3,613)          (3,613)           (1,285)
                                                            -----------      -----------       -----------
                                                                 5,017            7,291             7,465
                                                            -----------      -----------       -----------
                                                            $   16,932       $   15,675        $   22,321
                                                            ===========      ===========       ===========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THIRTEEN AND THIRTY NINE WEEK PERIODS ENDED
                     OCTOBER 25, 1997 AND OCTOBER 26, 1996
                       (in thousands, except share data)
                                  (unaudited)
                      -----------------------------------

                                                     13 Weeks Ended            39 Weeks Ended
                                                 -----------------------   -----------------------
                                                 October 25   October 26   October 25   October 26
                                                    1997         1996         1997         1996
                                                 ----------   ----------   ----------   ----------
Net sales                                        $   12,930   $   13,996   $   37,373   $   45,072

Cost of sales                                         8,441        9,072       25,105       30,161
                                                 ----------   ----------   ----------   ----------

  Gross profit                                        4,489        4,924       12,268       14,911

Selling, general and administrative expenses          4,805        5,135       14,261       17,036

Provision for store closing                                           28                       435
                                                 ----------   ----------   ----------   ----------

  Operating loss                                       (316)        (239)      (1,993)      (2,560)

Interest income (expense), net                          (47)          44          (82)          13

Gain (loss) on sale of asset                                         (79)                      933

Minority interest in net income of subsidiary           (23)         (23)         (69)         (69)
                                                 ----------   ----------   ----------   ----------

  Loss before income tax provision                     (386)        (297)      (2,144)      (1,683)

Income tax provision                                     (9)         (12)         (29)         (38)
                                                 ----------   ----------   ----------   ----------

  Net loss                                       $     (395)  $     (309)  $   (2,173)  $   (1,721)
                                                 ==========   ==========   ==========   ==========

Net loss applicable to common and common
  equivalent shares                              $     (429)  $     (429)  $   (2,274)  $   (2,067)
                                                 ==========   ==========   ==========   ==========

Net loss per common share                        $    (0.40)        (.18)     $ (2.14)        (.88)
                                                 ==========   ==========   ==========   ==========
Weighted average number of common and
  common equivalent shares outstanding            1,060,670    2,353,963    1,060,676    2,353,967
                                                 ==========   ==========   ==========   ==========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  for the fiscal year ended January 25, 1997,
            and the thirty-nine week period ended October 25, 1997

                       (in thousands, except share data)
                                  (unaudited)
                      -----------------------------------

                                                                                                                          Total
                                          Common        Paid-In       Preferred       Accumulated       Treasury      Shareholders'
                                          Shares        Capital         Stock           Deficit          Stock           Equity
                                          -------       -------       ---------       -----------       --------      -------------
Balances, January 27, 1996                $11,246       $ 4,775                       $    (5,204)      $ (1,285)     $       9,532

Net loss, fiscal 1997                                                                      (2,150)                           (2,150)

Foregiveness of preferred
  stock dividends by Jupiter                              1,164                                                               1,164

Issuance of 1,500 shares of
  Series B Preferred Stock                                                1,500                                               1,500

Purchase of 1,293,258 common shares                                                                       (2,328)            (2,328)

Dividends accrued on redeemable and
  convertible preferred stock                                                                (427)                             (427)
                                          -------       -------       ---------       -----------       --------      -------------

Balances, January 25, 1997                 11,246         5,939           1,500            (7,781)        (3,613)             7,291

Net loss, thirty-nine week period
  ended October 25, 1997                                                                   (2,173)                           (2,173)

Dividends accrued and paid on
  convertible preferred stock                                                                (101)                             (101)
                                          -------       -------       ---------       -----------       --------      -------------

Balances, October 25, 1997                $11,246       $ 5,939       $   1,500       $   (10,055)      $ (3,613)     $       5,017
                                          =======       =======       =========       ===========       ========      =============

                  The accompanying notes are an integral part
            of these condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
 FOR THE THIRTY-NINE WEEK PERIODS ENDED OCTOBER 25, 1997 AND OCTOBER 26, 1996
 ----------------------------------------------------------------------------
                                (in thousands)
                                --------------
                                  (Unaudited)
                                  -----------

                                                                         39 Weeks Ended
                                                                   --------------------------
                                                                   October 25      October 26
                                                                      1997            1996
                                                                   ----------      ----------
Cash flows from operating activities:
  Net loss                                                         $   (2,173)     $   (1,721)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                       733             894
      Minority interest                                                    69              69
      Gain on sale of asset                                                              (933)
      Provision for store closing                                                         435
  Changes in assets and liabilities:
      Accounts receivables                                               (376)           (530)
      Merchandise inventories                                          (2,613)         (2,648)
      Other assets (current)                                             (134)            (40)
      Other assets (noncurrent)                                            (4)            (11)
      Accounts payable and accrued liabilities                          2,319             276
      Other liabilities (noncurrent)                                      (32)              3
                                                                   ----------      ----------

        Net cash used in operating activities                          (2,211)         (4,206)
                                                                   ----------      ----------

  Cash flows from investing activities:
      Proceeds from sale of assets                                                      6,544
      Capital expenditures                                               (392)           (690)
      Purchase of annuity contract                                        (21)
                                                                   ----------      ----------

        Net cash (used in) provided by investing activities              (413)          5,854
                                                                   ----------      ----------

  Cash flows from financing activities:
      Borrowings under line of credit                                   1,675           5,950
      Repayments under line of credit                                    (500)         (5,400)
      Principal payments of long-term debt                                             (2,475)
      Dividends paid on convertible preferred stock                      (101)
                                                                   ----------      ----------

        Net cash provided by (used in) financing activities             1,074          (1,925)
                                                                   ----------      ----------

  Net (decrease) increase in cash and cash equivalents                 (1,550)           (277)

  Cash and cash equivalents at beginning of year                        1,714           3,792
                                                                   ----------      ----------

  Cash and cash equivalents at end of thirty-nine week period      $      164      $    3,515
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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 87% of the inventory as of October 25, 1997, January 25, 1997 and October 26, 1996, using the retail method. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $466,000, $430,000, and $469,000 higher at October 25, 1997, January 25,
     1997 and October 26, 1996, respectively.

2) Receivables are presented net of allowances for doubtful accounts of approximately $36,000 at October 25, 1997 and $42,000 at January 25, 1997 and October 26, 1996.

3) Leasehold rights are shown net of accumulated amortization of $21,000 at October 25, 1997, $18,000 at January 25, 1997 and $17,000 at October 26,
     1996.

4) Certain reclassifications have been made to the October 26, 1996 amounts in order to conform to classifications at October 25, 1997 and January 25, 1997.

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

6) As of January 27, 1996, Goldblatt's Department Stores, Inc. ("Goldblatt's", a wholly-owned subsidiary of the Company) had a $3,500,000 revolving line of credit. Interest was payable at the certificate of deposit rate plus 1%. The line was guaranteed by the Company and was collateralized by a certificate of deposit and commercial paper, totaling $3,500,000 as of October 26, 1996, and $1,500,000 as of January 25, 1997. The amount of the collateral was restricted to the extent of outstanding borrowing on the line, which was $750,000 as of October 26, 1996 and $0 as of January 25, 1997.

     Effective April 23, 1997 a new Revolving Credit Agreement was executed. The agreement provides a line of credit of up to $2,000,000 through May 1, 1998 based on availability of a borrowing base equal to 45% of merchandise inventory. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a tangible net worth of $5,500,000 and an inventory level of $5,500,000. Interest is payable at the prime rate plus 1%. The amount of the collateral was restricted to the extent of outstanding borrowing on the line, which was $1,175,000 as of October 25, 1997.

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

9) Loss per share applicable to common and common equivalent shares is computed after recognition of the dividend requirements on the redeemable and convertible preferred stock of $101,000 in fiscal 1998 and $346,000 in fiscal 1997.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


Cash and cash equivalents decreased by $1,550,000 during the nine months ended October 25, 1997, which included approximately $2,211,000 of net cash used in operating activities. Accounts receivable increased by $376,000 due primarily to an increase in layaway receivables. Inventories increased by approximately $2,613,000, which is attributable to normal seasonal increases in the merchandise product lines. Accordingly, trade accounts payable increased by $2,622,000 to coincide with the heightened inventory levels.

Goldblatt's spent approximately $390,000 on capital expenditures during the thirty-nine weeks ended October 25, 1997 related to normal capital maintenance. Goldblatt's capital expenditures for the balance of fiscal 1998 will be minimal as no new store openings or major store renovations are planned.

Effective April 23, 1997, Goldblatt's entered into a new revolving credit agreement which provides a line of credit of up to $2,000,000 through May 1, 1998 based on availability of a borrowing base equal to 45% of merchandise inventory. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a tangible net worth of $5,500,000 and an inventory level of $5,500,000. Interest is payable at the prime rate plus 1%. The amount of the collateral was restricted to the extent of outstanding borrowing on the line, which was $1,175,000 as of October 25, 1997.

As of October 25, 1997, Goldblatt's has working capital of $2,362,000 and line of credit availability of $825,000. No new store openings or acquisitions are planned for the remainder of fiscal 1998, and capital expenditure spending will be minimal. The Company plans to focus its efforts on strengthening the core Goldblatt's operation over the rest of the year. Particular emphasis will be given to programs enhancing sales development and inventory control.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------

Thirteen Weeks Ended October 25, 1997 (fiscal 1998) vs.
-------------------------------------------------------
Thirteen Weeks Ended October 26, 1996 (fiscal 1997)
---------------------------------------------------

Comparable store sales posted a modest 0.2% sales increase for the third quarter as compared to the prior year. The sales were tempered by unseasonably warm weather experienced at the onset of the fall selling season. However, the sales increase continues to build on the upward sales trend established in the first and second quarters of this year. The net sales decrease of $1,066,000 during the quarter as compared to the previous year is the result of one store closing since the third quarter of fiscal 1997.

Gross profit percentage decreased to 34.7% of sales from 35.2% of sales in the third quarter of fiscal 1997. This decrease is attributable to higher freight costs as a percent of inventory purchases as well as an increase in retail markdowns to help spur sales.

Selling, general and administrative expenses ("SG&A") decreased by approximately $330,000, or 6.4%, as compared to the third quarter of fiscal 1997 due primarily to cost savings associated with the closed store. SG&A expenses increased to 37.2% of sales as compared to 36.7% in the prior year, which is attributable primarily to increases in the federal minimum wage and increased health insurance expenses.

Net interest expense increased as compared to the previous year due to a higher level of short-term borrowings. Also, the Company generated additional interest income last year from the $3,500,000 of cash and cash equivalents held as collateral against the revolving line of credit in effect at that time.

Thirty-nine Weeks Ended October 25, 1997 (fiscal 1998) vs.
----------------------------------------------------------
Thirty-nine Weeks Ended October 26, 1996 (fiscal 1997)
------------------------------------------------------

Comparable store sales have shown a 3.1% increase year to date as compared to the prior year. These increased sales are the result of a more aggressive sales promotion program, and particularly strong sales gains during the second quarter of fiscal 1998. The net sales decrease of $7,699,000 as compared to last year is due to the closing of four stores in fiscal 1997.

Gross profit percentage dropped slightly to 32.8% of sales from 33.1% of sales in the preceding year. This decrease is attributable to a higher level of inventory shrinkage experienced for the first six months of fiscal 1998. Tightened inventory control measures have since been formulated in response to the shrinkage.

SG&A expenses decreased by approximately $2,775,000 as compared to fiscal 1997 due primarily to cost savings associated with the closed stores and corporate overhead expense reductions. Overall, SG&A expenses increased slightly to 38.2% of sales as compared to 37.8% of sales in the prior year, which is attributable primarily to increases in the federal minimum wage and increased health insurance expenses this year.

Net interest expense increased as compared to the previous year due primarily to the additional interest income generated last year from the investment of the $3,500,000 of cash and cash equivalents held as collateral against the revolving line of credit in effect at that time.

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


                                    JG INDUSTRIES, INC.
                                    -------------------
                                    (Registrant)



Date: December 8, 1997              /s/ Clarence Farrar
      ----------------              -------------------
                                    CLARENCE FARRAR
                                    President

                                    /s/ Clifford Gutmann
                                    ---------------------
                                    CLIFFORD GUTMANN
                                    Chief Financial Officer