Form 10-K
period 1998-01-31
JG INDUSTRIES INC/IL/
filed 1998-06-11
CIK 42179

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark One)
  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended January 31, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from          to

                           COMMISSION FILE NO. 1-258

                               ----------------

                              JG INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

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

  Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                             ON WHICH REGISTERED
          -------------------                            ---------------------
       Common Stock, No Par Value                            NASD Automated
                                                           Quotation System

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock held by nonaffiliates of the Registrant on April 24, 1998 was approximately $644,498. On that date there were 1,060,670 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I and III incorporate by reference certain information to be included in Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for July 28, 1998.

  Index to Exhibits on Pages 26 through 30.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

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

ACQUISITIONS, PUBLIC OFFERING AND DISPOSITIONS

  At the Company's Annual Meeting of Shareholders on July 20, 1993, the shareholders approved a 3,000,000 share increase to the Company's authorized capital stock and an Agreement and Plan of Merger (the "Agreement") between the Company and SGH, Inc. ("SGH") which was owned 80% by JG and 20% by Jupiter Industries, Inc. ("Jupiter") (a shareholder of the Company). Under the terms of the Agreement, SGH was merged with and into the Company, with the Company being the surviving corporation. The shares of SGH owned by the Company were canceled and the shares of SGH owned by Jupiter were converted into the right to receive 375,667 shares of the Company's common stock.

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

  Effective May 15,1998, the original $1,745,898 promissory note payable by JG to Jupiter has been amended and restated ("Restated Note"). The Restated Note will not bear interest unless an event of default occurs, as defined in the agreement, and is payable in three annual installments of $581,966 each commencing May 15, 1999, with the last installment due and payable on May 15, 2001.

  Effective December 13, 1996 the Company, pursuant to terms of a certain Series B Convertible Preferred Stock Purchase Agreement (the "Series B Preferred Stock Purchase Agreement"), by and among certain officers and a director (collectively, the "Purchasers") and the Company, issued and sold to the Purchasers, through a private placement, 1,500 shares of Series B Convertible Preferred Stock of the Company, no par value per share (the "Series B Preferred Shares"), for an aggregate purchase price of $1,500,000. The holders of Series B Preferred Shares are entitled to vote with the holders of Common Stock on all matters submitted to a vote of the Company's shareholders as a single class, with each Series B Preferred Share having the number of votes equal to the number of shares of Common Stock into which one share of Series B Preferred Stock may be converted. Currently, each share of Series B Preferred Stock is entitled to 444.44 votes. After giving effect to the repurchase from Jupiter and the issuance to the Purchasers, the Purchasers control approximately 47.9% of the Company's voting rights.

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

  The Company operates in one industry segment of the retail market that is defined as Discount Department Stores. Goldblatt's Department Stores, Inc. ("Goldblatt's"), a wholly-owned subsidiary of the Company, offers customers a diverse assortment of both nationally branded and private label merchandise, emphasizing a full range of both soft and hard line goods. The stores frequently feature special promotions of merchandise purchased on advantageous terms. Soft line merchandise includes men's, women's, children's and infant's wearing apparel and accessories. Hard line merchandise includes textiles and domestics, televisions and electronics, small appliances and housewares, cosmetics and notions, hardware, toys and sporting goods. Over the past five years, soft line departments have provided between 52% and 54% of owned sales. Goldblatt's also licenses jewelry, shoe, millinery and optical departments for operation at certain of its stores.

  The department stores maintain a centralized purchasing function, buying goods direct from domestic and international manufacturers and through wholesalers. No single vendor accounted for more than 4% of total department store purchases during fiscal 1998. Supplier relationships are considered strong and Goldblatt's continues to obtain favorable pricing and payment terms on many purchases.

  The department store business is seasonal with approximately 30% of total sales occurring in the fourth quarter.

                               BALANCE AT     OPENED/PURCHASED CLOSED/SOLD BALANCE AT
   DESCRIPTION              BEGINNING OF YEAR      STORES        STORES    END OF YEAR
   -----------              ----------------- ---------------- ----------- -----------
   Discount department
    stores
   Fiscal year 1996........         14                                          14
   Fiscal year 1997........         14                               4          10
   Fiscal year 1998........         10                                          10

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

 Employees

  The Company employs 688 people, comprised of 4 employees of JG and 684 employees of Goldblatt's. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

  The Company owns and leases the retail merchandise stores, office and warehouse locations described below. In the opinion of management, the properties are suitable and adequate for the conduct of its business.

  At April 30, 1998, Goldblatt's owns in fee one retail location in Chicago, Illinois. This one property has gross square footage of 135,000. This property is subject to a mortgage in favor of a regional financial instition.

Goldblatt's leases its other nine retail locations, aggregating 720,100 gross square feet, with expirations, excluding renewal options, ranging from 1999 to 2008. Five stores have renewal options of up to 25 years. Aggregate minimum rentals with respect to the foregoing leasehold properties are approximately $1,930,000 annually.

ITEM 3. LEGAL PROCEEDINGS

  No material legal proceedings are currently pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to vote of the company's shareholders during the last quarter of the fiscal year ended January 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Although the Company's Common Stock is listed on the NASD Automated Quotation System, (trading symbol: JGIN), the volume of shares traded was limited during the years ended January 31, 1998 (fiscal 1998) and January 25, 1997 (fiscal 1997). The following table lists the reported high and low bid quotations as quoted on the NASD Automated Quotation System for each quarterly period during fiscal 1998 and 1997. Such over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The Company has not paid dividends in any of the last five years. There were approximately 2,458 holders of record of Common Stock on April 24, 1998.

                                                                   PRICE RANGE
                                                                   ------------
                                                                   HIGH    LOW
                                                                   -----  -----
      Fiscal 1998
        First Quarter............................................. $2.00  $1.38
        Second Quarter............................................  2.00   1.50
        Third Quarter.............................................  1.38   1.13
        Fourth Quarter............................................  1.44    .50
      Fiscal 1997
        First Quarter............................................. $1.31  $ .94
        Second Quarter............................................  1.63   1.00
        Third Quarter.............................................  1.23    .63
        Fourth Quarter............................................  2.63*  1.25*

--------
* On December 12, 1996 the shareholders approved a proposal to amend the Company's Articles of Incorporation to effect a one-for-three reverse stock split of the Company's issued and outstanding Common Stock. The price range shown above for the fourth quarter of fiscal 1997 reflects the per share effect of this split.

ITEM 6. SELECTED FINANCIAL DATA

  Following is selected financial data for the Company for each of the last five fiscal years.

                           1998       1997       1996       1995       1994
                         ---------  ---------  ---------  ---------  ---------
                                 (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales from
 continuing operations.. $  53,483  $  60,198  $  72,964  $  77,106  $  76,900
Operating loss..........    (2,423)    (2,195)    (2,871)       (68)    (2,501)
Loss from continuing
 operations.............    (2,569)    (2,101)    (4,103)    (1,121)    (3,621)
Income (loss) from
 discontinued
 operations.............                  (49)     6,856      1,608      2,276
Income (loss) before
 extraordinary items....    (2,569)    (2,150)     2,753        487     (1,346)
Net income (loss).......    (2,569)    (2,150)     2,753        487     (1,346)
Net income (loss)
 available to common
 shareholders...........    (2,707)    (2,577)     2,472        267     (1,527)
Per share data:
  Loss from continuing
   operations--basic and
   diluted..............     (2.55)     (1.15)     (1.86)      (.57)     (1.75)
  Net income (loss)--
   basic................     (2.55)     (1.17)      1.05        .11       (.70)
  Net income (loss)--
   diluted..............     (2.55)     (1.17)      1.04        .11       (.70)
Total assets............    14,213     15,675     25,315     76,007     73,004
Long-term obligations...     3,343      2,031      2,776     11,269     21,466
Redeemable preferred
 stock..................                           3,937      3,657      3,183
Convertible preferred
 stock..................     1,500      1,500
Weighted average number
 of common shares
 outstanding............ 1,060,674  2,194,085  2,353,445  2,351,702  2,168,413

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  Approximately $1,235,000 of net cash was used in operating activities during the year ended January 31, 1998 compared to approximately $3,963,000 of net cash used in the prior year. Merchandise inventory levels decreased by $63,000 due in part to a 4.2% increase in comparable store sales during fiscal 1998.

  Goldblatt's Department Stores, Inc. spent $499,786 on capital expenditures during fiscal 1998 related to normal capital maintenance. In addition, approximately $56,000 of furniture, fixtures and computer equipment previously put into storage as a result of the four store closings during fiscal 1997 were transferred out to existing Goldblatt's stores for replacement needs. No new store openings are planned for Goldblatt's during fiscal 1999.

  An internal examination of processes and procedures indicates the Company will spend approximately $150,000 through fiscal year 2000 to take the steps necessary to enable the proper computer processing of transactions related to the year 2000 and beyond. The Company continues to utilize both internal and external resources to evaluate the proper courses of corrective action. Maintenance or modification costs will be expensed as incurred, while the replacement of certain systems will be recorded as assets and amortized. The Company does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

  Effective April 23, 1997, Goldblatt's executed a new line of credit Agreement with a maturity date of May 1, 1998. The Agreement provides a line of credit of up to $2,000,000 based on availability of a borrowing base equal to 45% of merchandise inventory. The line of credit is collateralized by Goldblatt's inventory and cash and cash equivalents. The Agreement requires that Goldblatt's maintain an inventory level of at least $5,500,000, a tangible net worth of $5,500,000 and net loss restrictions for fiscal years 1998 and 1999. As of January 31, 1998, Goldblatt's was in violation of the net loss covenant. Subsequent to year-end, the financial institution granted Goldblatt's a waiver of this covenant effective January 31, 1998 and, in addition, amended the line of credit maturity date to April 15, 1999. As of January 31, 1998, $2,000,000 is available on the line of credit.

  Effective January 30, 1998, Goldblatt's entered into a mortgage loan agreement for $800,000 with an 8.5% fixed rate of interest from a regional financial institution. The mortgage is secured by a parcel of owned real estate housing a Goldblatt's store. The loan agreement stipulates monthly principal and interest payments of $7,878 and a final principal payment of approximately $547,000 due on January 31, 2005. The loan agreement requires that no default exists under the line of credit agreement.

  Pursuant to a stock purchase agreement dated December 13, 1996, the Company purchased from Jupiter 445 shares of Series A Preferred Stock and 1,293,258 shares of the Company's Common Stock for an aggregate price of $5,510,864, of which $2,500,108 was paid in cash, $1,264,858 was paid by offset against liabilities of Jupiter to the Company and $1,745,898 was paid by delivery of a promissory note.

  Effective May 15, 1998, the original $1,745,898 promissory note was amended and restated. The amended and restated promissory note is non-interest bearing unless an event of default occurs, as defined in the agreement, and is payable in three annual installments of $581,966 each commencing May 15, 1999, with the last installment due and payable on May 15, 2001. In addition, the accrued and unpaid interest on the original promissory note of approximately $119,000 at January 31, 1998 was forgiven.

  The Company believes that Goldblatt's working capital and line of credit will be adequate to fund current operations and service the Company's debt through fiscal 1999.

FORWARD-LOOKING STATEMENTS

  Except for historical information, the matters discussed or incorporated by reference in this report are forward-looking statements that involve risks and uncertainties that may affect the Company's actual results and cause results to differ materially from such forward-looking statements. Such risks and uncertainties include, but are not limited to, economic conditions, seasonality of the Company's business, relationships with suppliers and financial institutions, ability to attract and retain key personnel, competition, regulation and other factors indicated from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

 Year Ended January 31, 1998 (fiscal 1998, 53 weeks) vs. Year Ended January 25, 1997 (fiscal 1997, 52 weeks)

  The comparison of fiscal years 1998 and 1997 is materially distorted due to the sale of three stores in July, 1996 and the closing of a fourth store in November, 1996. In addition, fiscal 1998 includes the results of operations for 53 weeks as compared to 52 weeks in fiscal 1997.

  Net sales from continuing operations decreased from $60,198,000 to $53,483,000. The closed stores represented a decrease in sales of approximately $8,850,000, which was partially offset by a comparable store sales increase of approximately $2,135,000.

  While our aggressive promotional and merchandising programs resulted in comparable store sales increases during fiscal 1998, losses from continuing operations increased to $2,569,000 as compared to $2,101,000 in the previous year. The Company's gross profit percentage decreased to 32.0% of sales from 32.7% in the previous year. Selling, general and administrative expenses ("SG&A") increased from 36.3% in fiscal 1997 to 36.5% in fiscal 1998.

  There were three significant factors which negatively impacted our profit performance during fiscal 1998.

  a. The two federal minimum wage increases effective October 1, 1996 and September 1, 1997 resulted in additional payroll expense of approximately $400,000.

  b. Insurance costs rose by approximately $360,000 driven primarily by catastrophic illnesses of several of our employees.

  c. Inventory shrinkage increased over the preceding year in excess of $400,000.

  As a result of remedial action programs, described briefly below, we anticipate that we will experience improvement during fiscal 1999.

  a. We have just completed and implemented an expense reduction initiative which will reduce expenses by $725,000 on an annualized basis and is projected to favorably impact the current fiscal year by $510,000.

  b. For the last four months, health care costs have improved significantly and this expense is currently trending at a level consistent with previous years' experience before the fiscal 1998 aberration. In addition, we have renegotiated the premiums on our property, casualty and general liability insurance resulting in a premium reduction in excess of $55,000 per year.

  c. We have reviewed each of our loss prevention systems and programs and tightened up the supervisory responsibilities to assure compliance with procedures and standards.

 Year Ended January 25, 1997 (fiscal 1997) vs. Year Ended January 27, 1996 (fiscal 1996)

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

  Sales late in the fiscal year indicate a reversal of this trend. In addition, Goldblatt's has experienced sales increases for four consecutive months commencing in December, 1996 and continuing through March, 1997. The company experienced a sizable sales increase in March (10.1%) but this was partially attributable to Easter falling in March as compared to April last year. It is anticipated that, due to this calendar change, April, 1997 sales will fall short of April, 1996 sales, but that sales for the first quarter of fiscal 1998 will be above last year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements are listed in Part IV, Item 14, of this Report and begin on page 10.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
     (1)Consolidated Financial Statements:
         Report of Independent Accountants.............................    10
         Consolidated Balance Sheets, January 31, 1998 and January 25,
          1997.........................................................    11
         Consolidated Statements of Operations for the fiscal years ended January 31, 1998, January 25, 1997, and January 27,
          1996.........................................................    12
         Consolidated Statements of Common Stock and Other
          Shareholders' Equity for the fiscal years ended January 31,
          1998, January 25, 1997 and January 27, 1996..................    13
         Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998, January 25, 1997 and January 27,
          1996.........................................................    14
         Notes to Consolidated Financial Statements.................... 15-24
     (2)The Index to Exhibits is on pages 26 through 30.

  (b) Reports on Form 8-K.

    None

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of JG Industries, Inc.

  We have audited the consolidated financial statements of JG Industries, Inc. and Subsidiaries as listed in the index on page 9 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JG Industries, Inc. and Subsidiaries as of January 31, 1998 and January 25, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

Chicago, Illinois
April 24, 1998, except as to
 information presented in
 Notes 4 and 14 for which the
 date is May 15, 1998

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     JANUARY 31, 1998 AND JANUARY 25, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JANUARY 31, JANUARY 25,
                        ASSETS                             1998        1997
                        ------                          ----------- -----------
Current assets:
  Cash and cash equivalents............................  $    630     $ 1,714
  Receivables, net.....................................       281         290
  Merchandise inventories..............................     6,242       6,305
  Other assets.........................................       304         224
                                                         --------     -------
    Total current assets...............................     7,457       8,533
                                                         --------     -------
Land, buildings and equipment, at cost:
  Land.................................................       478         478
  Buildings............................................       998         998
  Leasehold improvements...............................     6,085       5,621
  Furniture and fixtures...............................     7,346       7,811
                                                         --------     -------
                                                           14,907      14,908
Less accumulated depreciation and amortization.........     9,916       9,385
                                                         --------     -------
                                                            4,991       5,513
                                                         --------     -------
Leasehold rights, net..................................        28          32
Other assets--restricted $1,538 and $1,420,
 respectively..........................................     1,737       1,597
                                                         --------     -------
                                                         $ 14,213     $15,675
                                                         ========     =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current liabilities:
  Current portion of long-term debt....................  $     28     $   582
  Accounts payable.....................................     2,574       1,999
  Accrued liabilities..................................     2,319       2,505
  Accrued dividends....................................         7           5
                                                         --------     -------
    Total current liabilities..........................     4,928       5,091
                                                         --------     -------
Long-term debt, less current portion...................     2,518       1,164
Other long-term liabilities............................       825         867
Minority interest......................................     1,358       1,262
Commitments and contingencies
Common stock and other shareholders' equity:
  Common shares: no par value; authorized 10,000,000
   shares; issued 2,405,770 shares.....................    11,246      11,246
  Paid-in capital......................................     5,939       5,939
  Convertible preferred stock; no par value; authorized
   and issued 1,500 shares.............................     1,500       1,500
  Accumulated deficit..................................   (10,488)     (7,781)
  Treasury shares--1,345,100 and 1,345,065 shares at
   cost, respectively..................................    (3,613)     (3,613)
                                                         --------     -------
Total common stock and other shareholders' equity......     4,584       7,291
                                                         --------     -------
                                                         $ 14,213     $15,675
                                                         ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE FISCAL YEARS ENDED JANUARY 31, 1998,
                     JANUARY 25, 1997 AND JANUARY 27, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      1998     1997     1996
                                                     -------  -------  -------
Net sales from continuing operations................ $53,483  $60,198  $72,964
Cost of sales.......................................  36,371   40,526   50,029
                                                     -------  -------  -------
Gross profit........................................  17,112   19,672   22,935
Selling, general and administrative expenses........  19,535   21,867   25,806
                                                     -------  -------  -------
Operating loss from continuing operations...........  (2,423)  (2,195)  (2,871)
                                                     -------  -------  -------
Other income (expenses):
  Interest income...................................     114      313      169
  Interest expense..................................    (151)    (161)    (897)
  Gain/(loss) on sale of asset, net.................               44       (3)
  Loss on subsidiary stock transactions, net........                       (23)
  Minority interest in net income of subsidiaries...     (96)     (89)    (460)
                                                     -------  -------  -------
                                                        (133)     107   (1,214)
                                                     -------  -------  -------
Loss before income tax provision and discontinued
 operations.........................................  (2,556)  (2,088)  (4,085)
Income tax provision................................      13       13       18
                                                     -------  -------  -------
Loss before discontinued operations.................  (2,569)  (2,101)  (4,103)
Discontinued operations:
  Income from operations, net of applicable income
   taxes............................................                       561
  Gain/(loss) on sale of discontinued operations,
   including income during phase-out period, less
   applicable income taxes..........................              (49)   6,295
                                                     -------  -------  -------
Income (loss) from discontinued operations..........              (49)   6,856
                                                     -------  -------  -------
Net income (loss)................................... $(2,569) $(2,150) $ 2,753
                                                     =======  =======  =======
Net income (loss) available to common shareholders.. $(2,707) $(2,577) $ 2,472
                                                     =======  =======  =======
Per share data--basic:
  Loss before discontinued operations............... $ (2.55) $ (1.15) $ (1.86)
  Discontinued operations...........................            (0.02)    2.91
                                                     -------  -------  -------
  Net income (loss)................................. $ (2.55) $ (1.17) $  1.05
                                                     =======  =======  =======
Per share data--diluted:
  Loss before discontinued operations............... $ (2.55) $ (1.15) $ (1.86)
  Discontinued operations...........................            (0.02)    2.90
                                                     -------  -------  -------
  Net income (loss)................................. $ (2.55) $ (1.17) $  1.04
                                                     =======  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

 FOR THE FISCAL YEARS ENDED JANUARY 31, 1998, JANUARY 25, 1997 AND JANUARY 27,
                                     1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           TOTAL COMMON
                                                                             STOCK AND
                                                                               OTHER
                          COMMON  PAID-IN  PREFERRED ACCUMULATED TREASURY  SHAREHOLDERS'
                          SHARES  CAPITAL    STOCK     DEFICIT    SHARES      EQUITY
                          ------- -------  --------- ----------- --------  -------------
Balances, January 28,
 1995...................  $11,242 $6,129              $ (7,676)  $(1,279)     $ 8,416
Net income, fiscal 1996.                                 2,753                  2,753
Gain on sale of H-K
 stock to Jupiter.......             176                                          176
Loss on purchase of H-K
 stock from Jupiter.....          (1,530)                                      (1,530)
Exercise of stock
 options for 2,667
 common shares..........        4                                                   4
Purchase of 295 common
 shares.................                                              (6)          (6)
Dividends accrued on
 redeemable preferred
 stock..................                                  (281)                  (281)
                          ------- ------    ------    --------   -------      -------
Balances, January 27,
 1996...................   11,246  4,775                (5,204)   (1,285)       9,532
Net loss, fiscal 1997...                                (2,150)                (2,150)
Forgiveness of preferred
 stock dividends by
 Jupiter................           1,164                                        1,164
Issuance of 1,500 shares
 of Series B preferred
 stock..................                     1,500                              1,500
Purchase of 1,293,258
 common shares..........                                          (2,328)      (2,328)
Dividends accrued on
 redeemable and
 convertible preferred
 stock..................                                  (427)                  (427)
                          ------- ------    ------    --------   -------      -------
Balances, January 25,
 1997...................   11,246  5,939     1,500      (7,781)   (3,613)       7,291
Net loss, fiscal 1998...                                (2,569)                (2,569)
Dividends accrued on
 convertible preferred
 stock..................                                  (138)                  (138)
                          ------- ------    ------    --------   -------      -------
Balances, January 31,
 1998...................  $11,246 $5,939    $1,500    $(10,488)  $(3,613)     $ 4,584
                          ======= ======    ======    ========   =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE FISCAL YEARS ENDED JANUARY 31, 1998, JANUARY 25, 1997 AND JANUARY 27,
                                      1996
                                 (IN THOUSANDS)

                                                     1998      1997     1996
                                                    -------  --------  -------
Cash flows from operating activities:
  Net income (loss)................................ $(2,569) $(2,150)  $ 2,753
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization..................   1,007     1,229    2,557
    Deferred income taxes..........................                         23
    Loss on subsidiary stock transactions, net.....                         23
    Minority interest in net income of
     subsidiaries..................................      96        89      526
    Gain on discontinued operations................                     (6,619)
    Net gain on sale of assets and store closings..               (44)
  Changes in assets and liabilities:
    Accounts receivable............................       9        17    4,238
    Merchandise inventories........................      63      (458)     351
    Other assets (current).........................     (80)      111      177
    Other assets (noncurrent)......................    (107)     (130)    (123)
    Accounts payable and accrued liabilities.......     388    (2,566)  (4,098)
    Other liabilities (noncurrent).................     (42)      (61)
                                                    -------  --------  -------
      Net cash used in operating activities........  (1,235)   (3,963)    (192)
Cash flows from investing activities:
  Net proceeds from sale of assets and discontinued
   operations......................................      21     6,633   11,827
  Capital expenditures.............................    (502)   (1,061)  (1,533)
  Purchase of annuity contracts....................     (32)               (32)
                                                    -------  --------  -------
      Net cash (used in) provided by investing
       activities..................................    (513)    5,572   10,262
                                                    -------  --------  -------
Cash flows from financing activities:
  Borrowings under line of credit..................   2,275     8,950    9,094
  Repayments under line of credit..................  (2,275)   (9,150)  (8,894)
  Proceeds from mortgage borrowing.................     800
  Principal payments of long-term debt.............            (2,475)  (8,537)
  Redemption of preferred stock from Jupiter.......            (3,183)
  Proceeds from Due from Jupiter...................             1,265
  Proceeds from issuance of convertible preferred
   stock...........................................             1,500
  Proceeds from exercise of stock options..........                          4
  Proceeds from exercise of stock options at
   subsidiary......................................                         13
  Dividends paid on convertible preferred stock....    (136)      (12)
  Purchase of treasury shares......................              (582)      (6)
                                                    -------  --------  -------
      Net cash provided by (used in) financing
       activities..................................     664    (3,792)  (8,326)
                                                    -------  --------  -------
Net (decrease) increase in cash and cash
 equivalents.......................................  (1,084)   (2,078)   1,744
Cash and cash equivalents at beginning of year.....   1,714     3,792    2,048
                                                    -------  --------  -------
Cash and cash equivalents at end of year........... $   630  $  1,714  $ 3,792
                                                    =======  ========  =======
Cash paid during the fiscal year for:
  Interest......................................... $    45  $    147  $ 1,073
  Income taxes.....................................      17       407      143

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

  Prior to December 13, 1996, Jupiter Industries, Inc. ("Jupiter") was the Company's largest shareholder. Jupiter held 1,293,258 shares of the Company's Common Stock (approximately 55.2% of issued and outstanding Common Stock) and all of the Company's issued and outstanding Series A Preferred Stock. Accordingly, the consolidated financial statements of Jupiter included operations of the Company. Subsequent to December 13, 1996, Jupiter does not hold any shares of the Company's Common Stock.

  B) Statement of Cash Flows--For purposes of the consolidated statement of cash flows the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 1998 and January 25, 1997, cash and cash equivalents are concentrated with banks located in the Midwest region of the United States.

  C) Merchandise Inventories--Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 86% and 87% of the inventory using the retail method as of January 31, 1998 and January 25, 1997, respectively. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $497,000 and $430,000 higher at January 31, 1998 and January 25, 1997, respectively. During fiscal 1997 certain LIFO inventory levels were reduced which increased net income by approximately $176,000 due to the matching of older historical inventory cost with current sales dollars.

  D) Land, Buildings and Equipment--Depreciation is computed using the straight-line method over the following estimated useful lives of the assets: buildings--25 to 30 years; leasehold improvements--up to 25 years, depending on the applicable lease term; furniture, fixtures and equipment--3 to 12 1/2 years. Asset costs and related accumulated depreciation are eliminated from the accounts when the asset is disposed of or at the end of its estimated useful life. Expenditures for renewals and betterments are capitalized, while costs of maintenance and repairs are charged to operations when incurred.

  E) Leasehold Rights--Leasehold rights represent the value or cost of leases acquired and improvements. Amortization of the rights is computed using the straight-line method over the terms of the related leases. Leasehold rights are shown net of accumulated amortization of $22,000 at January 31, 1998 and $18,000 at January 25, 1997.

  F) Store Pre-Opening Costs--Noncapital expenditures incurred prior to the opening of a new store are charged to expense in the year the store is opened.

  G) Per Share Data--During fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires the presentation of basic earnings

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
per share and, for companies with potential dilutive securities, such as stock options and warrants, diluted earnings per share. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and requires restatement of earnings per share for prior periods.

  For fiscal 1998, 1997 and 1996, basic and diluted per share calculations are computed based on the weighted average number of common shares outstanding (after giving effect to the one-for-three reverse stock split in fiscal 1997) of 1,060,674, 2,194,085, and 2,353,445, respectively. Incremental shares from assumed conversions of preferred stock and stock options of 666,667 and 681,941 in fiscal 1998 and 1997, respectively, are not included as they would be anti-dilutive. Options to purchase 171,167 shares of common stock were outstanding at January 31, 1998, but were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares, and they also would be anti-dilutive. In fiscal 1996, incremental shares from assumed conversions of stock options of 20,778 have been incorporated into the diluted per share computations.

  Income (loss) per share applicable to common shares for fiscal 1998, 1997 and 1996 is computed after recognition of the dividend requirements of $138,000, $427,000 and $281,000, respectively, on the redeemable and convertible preferred stock.

  H) Income Taxes--The Company files a consolidated federal income tax return with subsidiaries in which its ownership interest is 80% or greater.

  The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the use of the liability method of accounting for taxes, under which deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The principal assets and liabilities giving rise to such differences are the different methods of accounting for inventory, depreciation and certain accrued liabilities for tax and financial statement purposes and net operating loss carryforwards. Deferred tax assets are reduced where appropriate by a valuation allowance which reflects expectations of the extent to which such assets will be realized.

  I) Financial Instruments--The fair value of cash and cash equivalents is assumed to approximate the carrying value of these assets due to the short maturity of these instruments. The fair value of the Company's long-term debt is estimated to approximate the carrying value based upon borrowing rates currently available to the Company for borrowings with similar terms. The fair value of the note payable to Jupiter cannot be determined since it was a transaction with a related party.

  J) Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at January 31, 1998 and January 25, 1997 and the reported amounts of revenues and expenses during the three years ended January 31, 1998. Actual results could differ from those estimates.

  K) New Pronouncements--In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which will be effective for financial statements for both interim and annual periods for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company is in the process of evaluating the specific reporting requirements of SFAS No. 130; however, it believes the adoption of SFAS No. 130 will not have a material effect on the Company.

2. STOCK TRANSACTIONS

  During fiscal 1995, Sussex transferred or sold a total of 800,000 shares of H-K common stock to Jupiter. The transfer of 700,000 shares of this stock on February 3, 1996 was used to repay a $5,075,000 note payable to

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

  On December 13, 1996, the Company also declared a one-for-three reverse stock split. Accordingly, all references in this report to number of shares, prices per share and per share amounts have been retroactively restated to reflect the reduced number of common shares outstanding, unless otherwise noted.

3. RECEIVABLES

  Receivables in the consolidated balance sheets are shown net of the allowances for doubtful accounts and consist of the following at January 31, 1998 and January 25, 1997:

                                                                    1998  1997
                                                                    ----- -----
                                                                        (IN
                                                                    THOUSANDS)
      Accounts receivable--trade................................... $  70 $  87
      Accounts receivable--other...................................   232   245
                                                                    ----- -----
                                                                      302   332
        Less allowance for doubtful accounts.......................    21    42
                                                                    ----- -----
                                                                     $281 $ 290
                                                                    ===== =====

  An analysis of the allowance for doubtful accounts and the net provision charged to operations for fiscal 1998, 1997 and 1996 is as follows:

                                                              1998  1997 1996
                                                              ----  ---- -----
                                                              (IN THOUSANDS)
      Allowance for doubtful accounts, beginning of year..... $ 42  $42  $ 384
      Accounts receivable written off........................  (21)        (45)
      Reduction from sale of H-K.............................             (297)
                                                              ----  ---  -----
      Allowance for doubtful accounts, end of year........... $ 21  $42  $  42
                                                              ====  ===  =====

4. NOTES PAYABLE AND LONG-TERM DEBT

  Long-term debt at January 31, 1998 and January 25, 1997 is summarized as follows (in thousands):

                                                            BALANCE
                                                        ---------------
                                                                        INTEREST
      DESCRIPTION                                       1/31/98 1/25/97   RATE
      -----------                                       ------- ------- --------
      JG:
        Jupiter promissory note........................ $1,746  $1,746    6.0%
      Goldblatt's:
        Mortgage loan..................................    800            8.5%
                                                        ------  ------
                                                         2,546   1,746
      Less current maturities..........................     28     582
                                                        ------  ------
                                                        $2,518  $1,164
                                                        ======  ======

  Long-term debt maturing within each of the five fiscal years subsequent to January 31, 1998 is as follows (in thousands):

             1999................................ $ 28
             2000................................  612
             2001................................  615
             2002................................  617
             2003................................   39

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

  The Jupiter promissory note provides upon an event of default, as defined in the agreement, at the option of the holder, the outstanding principal amount plus any accrued but unpaid interest may be converted into Common Stock of the Company. The note is subordinated to any Senior Debt of the Company and is payable in full upon change of ownership or control. The payment of dividends and the purchase of Common Stock are restricted by terms of the agreement. Additionally, other distributions of cash, securities or property are also restricted.

  The Jupiter promissory note was payable in three installments commencing December 13, 1997. The Company did not make the first installment payment of $581,966 due to pending debt restructuring negotiations. As discussed in Note 14, effective May 15, 1998, the original $1,745,898 promissory note obligation was amended and restated. The amended and restated promissory note is non-interest bearing unless an event of default occurs, as defined in the agreement, at which time interest will be accrued at 9% per annum from the date of default. The note is payable in three annual installments of $581,966 each commencing May 15, 1999, with the last installment due and payable on May 15, 2001. As a result of the amendment and restatement, the obligation is reported as a non-current liability as of January 31, 1998.

  Effective January 30, 1998, Goldblatt's entered into a mortgage loan agreement for $800,000 with an 8.5% fixed rate of interest from a regional financial institution. The mortgage is secured by a parcel of owned real estate housing a Goldblatt's store, and is guaranteed by JG. The loan agreement stipulates monthly principal and interest payments of $7,878 and a final principal payment of approximately $547,000 due on January 31, 2005. The loan agreement requires that no default exists under the line of credit agreement.

  As of January 25, 1997, Goldblatt's had a $3,500,000 revolving line of credit in effect through May 1, 1997. Interest was payable at the certificate of deposit rate plus 1%. The line was guaranteed and collateralized by JG. There were no outstanding borrowings on the line on January 25, 1997.

  During fiscal 1998, a new Revolving Credit Agreement was executed. The agreement provides a line of credit of up to $2,000,000 through May 1, 1998 based on availability of a borrowing base equal to 45% of merchandise inventory. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain an inventory level of at least $5,500,000, a tangible net worth of $5,500,000 and net loss restrictions for fiscal years 1998 and 1999. Interest is payable at the prime rate plus 1%. As of January 31, 1998, Goldblatt's was in violation of the net loss covenant. Subsequent to year-end, the financial institution has granted Goldblatt's a waiver of this covenant effective January 31, 1998 and, in addition, amended the line of credit maturity date to April 15, 1999. There were no outstanding borrowings on the line on January 31, 1998.

  The weighted average interest rate on short-term borrowings for fiscal 1998, 1997 and 1996 was 9.50%, 6.44% and 9.30%, respectively.

5. PREFERRED STOCK

  The Redeemable Preferred Stock consisting of 445 shares of Series "A" 9% Cumulative Preferred Stock with a face and liquidation value of $3,183,000 were acquired by the Company and canceled on December 13, 1996. In connection with this acquisition, Jupiter also waived accrued dividends of $1,164,000. The gain related to the waiver was recorded as an increase to paid-in capital.

  On December 13, 1996, the Company, pursuant to the terms of a certain Series B Convertible Preferred Purchase Agreement (the "Series B Preferred Stock Purchase Agreement"), by and among certain officers and a director of the Company (collectively, the "Purchasers") and the Company, issued and sold to the Purchasers, through a private placement, 1,500 shares of Series B Convertible Preferred Stock of the Company, no par value per share (the "Series B Preferred Shares"), for a aggregate purchase price of $1,500,000. Holders of Series B

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

Preferred Shares are entitled to vote with the holders of Common Stock on all matters submitted to a vote of the Company's shareholders as a single class. Currently, each share of Series B Preferred Stock is entitled to 444.44 votes. After giving effect to the purchase of the Jupiter shares previously described, the Purchasers control approximately 47.9% of the Company's voting rights.

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

6. INCOME TAXES

  The income tax provision before minority interest is comprised of current state taxes of $13,000 for fiscal 1998 and 1997, and $18,000 for fiscal 1996.

  Following is a reconciliation of the difference between the statutory federal income tax rate and the effective income tax rate on income from continuing operations before minority interest as reflected in the accompanying consolidated statements of operations:

                                   FISCAL YEAR
                                ---------------------
                                1998    1997    1996
                                -----   -----   -----
      Provision at the
       statutory tax rate.....  (34.0%) (34.0%) (34.0%)
      State income taxes, net.     .5      .6      .5
      Change in valuation
       allowance..............   34.0    34.0    34.0
                                -----   -----   -----
                                   .5%     .6%     .5%
                                =====   =====   =====

  At January 31, 1998, the Company has net operating loss carryforwards of approximately $22,151,000 available to offset future taxable income for federal income tax purposes. These carryforwards expire principally in fiscal 1999 through 2013. The amount of carryforwards which expired in fiscal 1998 was $4,487,309.

  The components of the net deferred tax assets and liabilities as of January 31, 1998 and January 25, 1997 are as follows:

                                                                1998     1997
                                                               -------  -------
                                                               (IN THOUSANDS)
      Deferred tax assets:
        Inventory............................................. $   163  $   214
        Accruals and other liabilities........................     271      287
        Alternative Minimum Tax credit........................     398      398
        Net operating loss carryforwards......................   8,639    9,172
                                                               -------  -------
                                                                 9,471   10,071
        Valuation allowance...................................  (8,604)  (9,275)
                                                               -------  -------
                                                                   867      796
                                                               -------  -------
      Deferred tax liabilities:
        Property, plant and equipment.........................     867      796
                                                               -------  -------
                                                                   867      796
                                                               -------  -------
          Net deferred tax liabilities........................ $   --   $   --
                                                               =======  =======

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

7. LEASE COMMITMENTS

  The following table presents the future minimum lease commitments for all operating leases that have initial or remaining noncancelable terms in excess of one year. The leases expire in fiscal 1999 to 2008 and have various renewal options.

             FISCAL                       OPERATING
              YEAR                          LEASES
             ------                     --------------
                                        (IN THOUSANDS)
              1999.....................    $ 1,930
              2000.....................      1,840
              2001.....................      1,806
              2002.....................      1,725
              2003.....................      1,741
              Thereafter...............      3,608
                                           -------
              Total minimum lease
               payments................    $12,650
                                           =======

  Certain store leases contain contingent rental provisions based on retail sales. Rent expense, net of insignificant sublease income, for fiscal years 1998, 1997 and 1996 was $1,873,000, $1,962,000, and $2,368,000, respectively, including contingent rentals of $228,000, $209,000, and $174,000, respectively.

8. DISCONTINUED OPERATIONS, SALE OF ASSETS AND STORE CLOSINGS

  As a result of the sale of H-K, as described in Note 2, previously issued consolidated statements of operations were restated to reflect H-K as a discontinued operation.

  Summarized results of the H-K business prior to the sale were as follows (excluding the impact of minority interest and management fees allocated to H-K on the Company's financial statements) for the first nine months of fiscal year 1996:

                                         FISCAL YEAR
                                             1996
                                        --------------
                                        (IN THOUSANDS)
             Net sales.................    $84,807
             Cost and expenses.........     84,675
                                           -------
             Income before income
              taxes....................        132
             Income taxes..............         53
                                           -------
             Net income................    $    79
                                           =======

  Net assets of the discontinued business were as follows:

                                                                  OCTOBER 28,
                                                                      1995
                                                                 --------------
                                                                 (IN THOUSANDS)
      Cash and cash equivalents.................................    $  1,017
      Receivables, net..........................................      19,395
      Merchandise, inventories..................................      19,906
      Land, buildings and equipment net of accumulated
       depreciation.............................................       5,634
      Other assets..............................................       2,355
      Current liabilities.......................................     (21,101)
      Long-term debt, net of current portion....................      (2,271)
                                                                    --------
      Net assets of the discontinued business...................    $ 24,935
                                                                    ========

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

  During fiscal 1997, the Company sold three stores and recorded a gain of $908,000. The gain was offset by a loss of $864,000 resulting from a store closing. The furniture, fixtures and computer equipment from the four closed stores (with net book values of approximately $382,000 and $548,000 as of January 31, 1998 and January 25, 1997, respectively) were retained and placed into storage. During fiscal 1998, furniture, fixtures and computer equipment with a net book value of approximately $56,000 were transferred to existing Goldblatt's stores for replacement needs. It is anticipated that the remaining fixtures and equipment will be used in the opening of new stores in future years and as replacement fixtures for store remodeling projects.

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

  Approximately $117,000, $134,000 and $137,000 of expenses relating to these plans are included in the consolidated statements of operations in fiscal 1998, 1997 and 1996, respectively. All plans are qualified under provisions of the Internal Revenue Code.

10. STOCK OPTION PLAN

  Effective fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". As provided by SFAS No. 123, the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".

  Information for the fiscal years ended January 27, 1996, January 25, 1997 and January 31, 1998 with respect to options under the Company's Plans is as follows:

                                                    EXERCISE    WEIGHTED-AVERAGE
                                       NUMBER OF   PRICE PER        EXERCISE
                                        SHARES       SHARE      PRICE PER SHARE
                                       --------- -------------- ----------------
      Shares under Option:
        January 28, 1995..............   54,500  $1.50 to $4.88      $2.68
          Exercised...................   (2,667)      1.50            1.50
          Expired/Canceled............   (2,333)  1.50 to 3.94        2.54
                                        -------
        January 27, 1996..............   49,500   1.50 to 4.88        2.75
          Granted.....................   58,000       1.38            1.38
          Expired/Canceled............  (18,333)      4.88            4.88
                                        -------
        January 25, 1997..............   89,167   1.38 to 1.50        1.42
          Granted.....................   85,000       1.50            1.50
          Expired/Canceled............   (3,000)      1.50            1.50
                                        -------
        January 31, 1998..............  171,167   1.38 to 1.50        1.46
                                        =======

  All options are exercisable for a 10-year period beginning on the date of the grant. The weighted-average remaining contractual life of options outstanding at January 31, 1998 is approximately 8 years.

  No compensation expense has been recognized by the Company as all options were granted at the market price of the stock on the day of the grants. Had compensation expense for the Company's stock based

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
compensation plans been determined based on the fair market value at the grant dates consistent with the method of SFAS 123, the Company's pro forma net loss and net loss per basic and diluted share would have been approximately $2,644,000 and $2.62, and $2,200,000 and $1.20 for fiscal 1998 and 1997, respectively.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 1998 and 1997. Adjustments for forfeitures are made as they occur.

                                                                   1998   1997
                                                                   -----  -----
      Risk free interest rate.....................................  6.26%  6.16%
      Expected dividend yield.....................................   0.0%   0.0%
      Expected volatility factor.................................. 86.32  94.24
      Expected option term (years)................................     3      3

  The weighted-average fair value per option at the date of grant for options granted in fiscal 1998 and 1997 was $.88 and $.86, respectively.

11. FOURTH QUARTER ADJUSTMENTS

  Results of continuing operations in the fourth quarter of fiscal 1998, 1997 and 1996 were increased by year-end adjustments of approximately $66,000, $170,000 and $666,000, respectively, which related primarily to adjustments to inventory and certain miscellaneous accruals.

12. SUPPLEMENTARY INFORMATION

  Charges to selling, general and administrative expenses for fiscal 1998, 1997 and 1996 include the following:

                                                            1998   1997   1996
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
      Advertising costs................................... $1,091 $1,252 $1,571
      Real estate and personal property taxes.............    811  1,106  1,282

  Advertising costs are expensed when incurred.

13. RELATED PARTY TRANSACTIONS

  The Company purchased a certain annuity contract from a former affiliate to secure the future consulting payments to the chief executive officer ("Executive"), as required by the Employment Agreement and Consulting Agreement. The total account value of the contract as of January 31, 1998 and January 25, 1997 is $1,538,000 and $1,420,000, respectively, and is included in other assets. Pursuant to the Consulting Agreement, the Executive has agreed to provide certain services to the Company following the termination of his employment, and he (or his estate) will be paid $223,000 per year for ten years. The obligations of the Company, pursuant to the Consulting Agreement, are secured by the annuity contract, pursuant to a Pledge and Security Agreement dated as of January 25, 1991.

  The Company earned interest of $86,000, $118,000 and $90,000 on this annuity contract during fiscal 1998, 1997 and 1996, respectively.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


14. SUBSEQUENT EVENTS

  Effective May 15, 1998, the Company and Jupiter amended and restated the Jupiter 6% promissory note (see also note 4). The original $1,745,898 promissory note was amended and restated to a non-interest bearing promissory note payable in three annual installments of $581,966 each commencing May 15, 1999, with the last installment due and payable on May 15, 2001. In addition, the accrued and unpaid interest of approximately $119,000 and $149,000 as of January 31, 1998 and May 15, 1998, respectively, was forgiven. As a result of this transaction, the Company will recognize an extraordinary gain on debt restructuring of approximately $129,000, net of related expenses, in the second quarter of fiscal 1999.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          JG Industries, Inc.

                                                  /s/ William Hellman
Dated: June 8, 1998                       By __________________________________
                                                      William Hellman
                                                    Chairman and Chief
                                                     Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Chief Executive Officer:

      /s/ William Hellman            Chairman and Chief            Date: June 8, 1998
____________________________________  Executive Officer
          William Hellman

Directors:

       /s/ Sheldon Collen            Director                      Date: June 8, 1998
____________________________________
           Sheldon Collen

      /s/ Clarence Farrar            Director                      Date: June 8, 1998
____________________________________
          Clarence Farrar

      /s/ Lionel Goldblatt           Director                      Date: June 8, 1998
____________________________________
          Lionel Goldblatt

       /s/ Sheldon Harris            Director                      Date: June 8, 1998
____________________________________
           Sheldon Harris

      /s/ William Hellman            Director                      Date: June 8, 1998
____________________________________
          William Hellman

      /s/ Philip Rootberg            Director                      Date: June 8, 1998
____________________________________
          Philip Rootberg

    /s/ Wallace W. Schroeder         Director                      Date: June 8, 1998
____________________________________
        Wallace W. Schroeder

                               INDEX TO EXHIBITS

 EXHIBIT NO.                          DESCRIPTION
 -----------                          -----------
  2.1        Disclosure Statement of the Company, dated July 6, 1983,
             filed by the Company with the Bankruptcy Court and delivered to the Company's creditors and shareholders, which describes the Plan of Reorganization as an Exhibit. (Previously filed as Exhibit 2.1 to the Current Report on Form 8-K dated
             October 14, 1983 and is incorporated herein by reference.)
  2.2        Stock Purchase Agreement, dated as of October 1, 1984, among
             Goldblatt Bros., Inc., The Jupiter Corporation and JGM
             Holdings, Inc., and Marvin Kagan, Robert D. Berk, Dennis R.
             McGarvy, Theodore Lazaraton and Paul Homer, as Trustee of
             the Marvin Kagan Irrevocable Trust Agreement U/T/A, dated
             May 20, 1983, relating to the stock purchase of all of the outstanding stock of Milgram-Kagan Corporation by the
             Company. (Previously filed as Exhibit 2.1 to the Current
             Report on Form 8-K dated November 7, 1984, and is
             incorporated herein by reference.)
  2.3        First Amendment to Stock Purchase Agreement, dated as of
             February 28, 1985. (Previously filed as Exhibit 2.3 to the
             1986 10-K and is incorporated herein by reference.)
  2.4        Purchase and Sale Agreement, dated as of September 29, 1984
             (the "Purchase and Sale Agreement"), by and between Jay
             Sixteen Corporation (now known as Sussex Group, Ltd. after name change) and Household Merchandising, Inc. and Huffman
             Koos Company. (Previously filed as Exhibit 2.1 to the
             Current Report on Form 8-K, dated January 10, 1985 (the
             "1985 8-K"), and is incorporated herein by reference.)
  2.5        First Amendment to Purchase and Sale Agreement, dated as of
             January 4, 1985. (Previously filed as Exhibit 2.2 to the
             1985 8-K and is incorporated herein by reference.)
  2.6        Second Amendment to Purchase and Sale Agreement, dated as of
             January 9, 1985. (Previously filed as Exhibit 2.3 to the
             1985 8-K and is incorporated herein by reference.)
  2.7        Purchase and Sale Agreement, dated as of March 8, 1985, by and between Sussex Group, Ltd. and McMahan's Valley Stores.
             (Previously filed as Exhibit 2.6 to the 1986 10-K and is
             incorporated herein by reference.)
  2.8        First Amendment to Purchase and Sale Agreement, dated April
             1, 1985. (Previously filed as Exhibit 2.7 to the 1986 10-K and is incorporated herein by reference.)
  2.9        Agreement for the Purchase and Sale of Assets, dated April
             15, 1987, by and between Sussex Group, Ltd. and RBK
             Furniture, Inc. (Previously filed as Exhibit 2.9 to the 1987
             10-K and is incorporated herein by reference.)
  2.10       Stock Purchase Agreement, dated September 30, 1985, by and among Milgram-Kagan Corporation, a Delaware Corporation, and
             William A. Wiss individually, and as Trustee under Living
             Trust of William A. Wiss, and Alvin Steinman and Marvin
             Talan. (Previously filed as Exhibit 2.8 to the 1986 10-K and is incorporated herein by reference.)
  2.11       Agreement and Plan of Reorganization, dated October 10,
             1986, by and between JG Industries, Inc. and Goldblatt's
             Department Stores, Inc. (Previously filed as Exhibit 2.11 to the 1987 10-K and is incorporated herein by reference.)
  2.12       Agreement and Plan of Reorganization, dated September 25,
             1987 by and among the following: JG Industries, Inc., an
             Illinois corporation; JGM Holdings, Inc., a Delaware
             corporation; The Jupiter Corporation, a Delaware
             corporation; Milgram-Kagan Corporation, a Delaware
             corporation; and the following individuals: Marvin Kagan,
             Dennis R. McGarvy, Theodore Lazaraton, Paul Homer, as
             Trustee of the Marvin Kagan Irrevocable Trust Agreement
             U/T/A dated May 20, 1983 and Marvin Kagan, as Trustee.
             (Previously filed as Exhibit 2.12 to the 1988 10-K and is
             incorporated herein by reference.)

 EXHIBIT NO.                          DESCRIPTION
 -----------                          -----------
  2.13       Stock Purchase Agreement, dated February 15, 1988, by and
             among Sussex Group Holding Company and Michael L. Silverman and Sydney Selati. (Previously filed as Exhibit 2.13 to the
             1988 10-K and is incorporated herein by reference.)
  2.14       Purchase Agreement, dated as of March 16, 1988 by and
             between Ward White U.S.A. Holdings, Inc., a Delaware
             corporation, Charles Kushins, Inc., a Delaware corporation,
             Milgram-Kagan Corporation, a Delaware corporation and
             Kushins Acquisition, Inc., a Delaware corporation.
             (Previously filed as Exhibit 2.14 to the April 30, 1988 10-Q and is incorporated herein by reference.)
  2.15       Purchase and Sale Agreement, dated as of June 29, 1989 by
             and between BBD Acquisition Corporation, a Delaware
             corporation, Sussex Group, Ltd., a Delaware corporation and
             JG Industries, Inc., an Illinois corporation. (Previously
             filed as Exhibit 2.1 to the August 10, 1989 8-K and is
             incorporated herein by reference.)
  2.16       First Amendment to Purchase and Sale Agreement, dated as of
             August 1, 1989. (Previously filed as Exhibit 2.2 to the
             August 10, 1989 8-K and is incorporated herein by
             reference.)
  2.17       Termination Agreement, dated September 7, 1990 by and among
             Marvin Kagan, Milgram-Kagan Corporation, a Delaware
             corporation, The Jupiter Corporation, an Illinois
             corporation, JG Industries, Inc., an Illinois corporation,
             J. Kagan Corporation, an Illinois corporation, JJJ Shoe
             Corp., an Illinois corporation, Gold Shoes, Inc., an
             Illinois corporation, and JGM Holdings, Inc., a Delaware
             corporation. (Previously filed as Exhibit 2.17 to the 1991
             10-K and is incorporated herein by reference.)
  2.18       Purchase and Sale Agreement, dated as of October 13, 1992 by and among JG Industries, Inc., Westinghouse Credit
             Corporation and The Jupiter Corporation. (Previously filed as Exhibit 10.1 to the October 13, 1992 8-K and is
             incorporated herein by reference.)
  2.19       Settlement Agreement, dated as of January 30, 1993 by and
             among JG Industries, Inc., The Jupiter Corporation, JGM
             Holdings, Inc., Theodore Lazaraton and Dennis McGarvy.
             (Previously filed as Exhibit 2.19 to the 1993 10-K and is
             incorporated herein by reference.)
  2.20       Memorandum of Settlement, dated as of January 30, 1993 by
             and among JG Industries, Inc., The Jupiter Corporation, JGM
             Holdings, Inc., Marvin Kagan and Paul Homer, Trustee of The
             Marvin Kagan Irrevocable Trust. (Previously filed as Exhibit
             2.20 to the 1993 10-K and is incorporated herein by
             reference.)
  2.21       Agreement and Plan of Merger, dated July 20, 1993, between
             SGH, Inc. and JG Industries, Inc. (Previously filed in
             preliminary form as Exhibit A to the June 22, 1993 Notice of
             Annual Meeting of Shareholders and Proxy Statement).
  2.22       Stock Purchase and Loan Agreement, dated as of November 3,
             1993 (but effective October 29, 1993), among The Jupiter
             Corporation, Sussex Group Ltd., and JG Industries, Inc.
             (Previously filed as Exhibit 2.22 to the November 30, 1993
             Form 10-Q and is incorporated herein by reference.)
  2.23       First Amendment to Stock Purchase and Loan Agreement, dated as of November 29, 1994, among Sussex Group, Ltd., Jupiter
             Industries, Inc., and JG Industries, Inc. (Previously filed as Exhibit 2.23 to the October 29, 1994 10-Q and is
             incorporated herein by reference.)
  2.24       Stock Purchase Agreement, dated as of November 29, 1994,
             between Jupiter Industries, Inc. and Sussex Group, Ltd.
             (Previously filed as Exhibit 2.24 to the October 29, 1994
             10-Q and is incorporated herein by reference).
  2.25       Agreement and Plan of Merger, dated as of September 18,
             1995, among Huffman Koos, Inc., HK Acquisition Company, Inc.
             and Breuner's Home Furnishings Corporation. (Previously
             filed as Exhibit 2.1 to the September 18, 1995 8-K and is
             incorporated herein by reference.)

 EXHIBIT NO.                          DESCRIPTION
 -----------                          -----------
  2.26       Stockholders' Agreement, dated September 18, 1995, among HK
             Acquisition Company, Inc., Breuner's Home Furnishings
             Corporation, Jupiter Industries, Inc. and Sussex Group, Ltd.
             (Previously filed as Exhibit 2.2 to the September 18, 1995
             8-K and is incorporated herein by reference.)
  3.1        Articles of Amendment and Restated Articles to the Articles
             of Incorporation of the Company. (Previously filed as
             Exhibit 3.1 to the July 28, 1990 10-Q and is incorporated
             herein by reference.)
  3.2        By-Laws of the Company, as amended on April 29, 1992.
             (Previously filed as Exhibit 3.3 to the April 25, 1992 10-Q and is incorporated herein by reference.)
  4.1        Certificate of the Voting Powers, Designations, Preferences
             and Relative, Participating, Optional or Other Rights, and
             the Qualifications, Limitations or Restrictions thereof, of the Series A 9% Cumulative Preferred Stock of the Company.
             (Previously filed as Exhibit 4.1 to the July 28, 1990 10-Q and is incorporated herein by reference.)
  4.2        First Amendment to Certificate of the Voting Powers,
             Designations, Preferences and Relative, Participating,
             Optional or Other Rights, and the Qualifications,
             Limitations or Restrictions thereof, of the Series A 9%
             Cumulative Preferred Stock of the Company. (Previously filed as Exhibit 4.2 to the 1991 10-K and is incorporated herein by reference.)
  4.3        Second Amendment to Certificate of the Voting Powers,
             Designations, Preferences and Relative, Participating,
             Optional or Other Rights, and the Qualifications,
             Limitations or Restrictions thereof, of the Series A 9%
             Cumulative Preferred Stock of the Company. (Previously filed as Exhibit 4.3 to the July 25, 1992 10-Q and is incorporated herein by reference.)
  4.4        Third Amendment to Certificate of the Voting Powers,
             Designations, preferences and Relative, Participating,
             Optional or Other Rights, and the Qualifications,
             Limitations or Restrictions thereof, of the Series A 9%
             Cumulative Preferred Stock of the Company. (Previously filed as Exhibit 4.1 to the October 13, 1992 8-K and is
             incorporated herein by reference.)
  4.5        Statement of Resolution Establishing Series Relating To The
             Series B Convertible Preferred Stock, With No Par Value Per
             Share, of JG Industries, Inc., filed with the office of the
             Secretary of State of the State of Illinois on December 13,
             1996. (Incorporated by reference from the Registrant's
             definitive proxy statement filed with the Securities and
             Exchange Commission on November 22, 1996.)
 10.1        Amended and Restated Employment Agreement dated, June 1,
             1983, between the Company and William Hellman. (Previously filed as Exhibit 10.1 to the 1984 10-K and is incorporated herein by reference.)
 10.2        First Amendment to Amended and Restated Employment
             Agreement, dated August 8, 1985, between the Company and
             William Hellman. (Previously filed as Exhibit 10.2 to the
             1986 10-K and is incorporated herein by reference.)
 10.3        Guaranty of The Jupiter Corporation, dated as of June 1,
             1983 relative to the Amended and Restated Employment
             Agreement, dated as of June 1, 1983, by and between the
             Company and William Hellman. (Previously filed as Exhibit
             10.2 to the 1985 10-K and is incorporated herein by
             reference.)
 10.4        Second Amendment to Amended and Restated Employment
             Agreement, including a Stock Purchase and Sale Agreement,
             dated July 23, 1986, between the Company and William
             Hellman. (Previously filed as Exhibit 10.4 to the Company's
             July 26, 1986 10-Q and is incorporated herein by reference.)
 10.5        Employment Agreement, dated June 1, 1983, between the
             Company and Lionel H. Goldblatt. (Previously filed as
             Exhibit 10.2 to the 1984 10-K and is incorporated herein by reference.)
 10.6        Amendment to Employment Agreement, dated July 22, 1987
             between and among the Company, Goldblatt's Department
             Stores, Inc. and Lionel H. Goldblatt. (Previously filed as
             Exhibit 10.6 to the 1988 10-K and is incorporated herein by reference.)

 EXHIBIT NO.                          DESCRIPTION
 -----------                          -----------
 10.7        Incentive Stock Option and Non-Statutory Stock Option
             Agreement. (Previously filed as Exhibit 4.2 to the Company's
             Registration Statement on Form S-8, dated September 29,
             1984, and is incorporated herein by reference.)
 10.8        1983 Stock Option and Stock Appreciation Rights Plan.
             (Previously filed as Exhibit 10.4 to the 1984 10-K and is
             incorporated herein by reference.)
 10.9        1988 Stock Option Plan (Previously filed as Exhibit 10.9 to the 1989 10-K and is incorporated herein by reference.)
 10.10       Third Amendment to Amended and Restated Employment
             Agreement, dated October 3, 1988, between the Company and
             William Hellman.(Previously filed as Exhibit 10.10 to the
             1989 10-K and is incorporated herein by reference.)
 10.11       Fourth Amendment to Amended and Restated Employment
             Agreement, dated March 28, 1989, between the Company and
             William Hellman. (Previously filed as Exhibit 10.11 to the
             1989 10-K and is incorporated herein by reference.)
 10.12       Fourth Amendment to Employment Agreement, dated April 6,
             1988 between and among the Company, Goldblatt's Department
             Stores, Inc. and Lionel H. Goldblatt. (Previously filed as
             Exhibit 10.12 to the 1989 10-K and is incorporated herein by reference.)
 10.13       Fifth Amendment to Employment Agreement, dated March 28,
             1989 between and among the Company, Goldblatt's Department
             Stores, Inc. and Lionel H. Goldblatt. (Previously filed as
             Exhibit 10.13 to the 1989 10-K and is incorporated herein by reference.)
 10.14       Fifth Amendment to Amended and Restated Employment
             Agreement, dated January 25, 1991 between the Company and
             William Hellman. (Previously filed as Exhibit 10.14 to the
             1991 10-K and is incorporated herein by reference.)
 10.15       Sixth Amendment to Employment Agreement, dated January 28,
             1991 between and among the Company, Goldblatt's Department
             Stores, Inc. and Lionel H. Goldblatt. (Previously filed as
             Exhibit 10.15 to the 1991 10-K and is incorporated herein by reference.)
 10.16       Seventh Amendment to Employment Agreement, dated February
             18, 1992 between and among the Company, Goldblatt's
             Department Stores, Inc. and Lionel H. Goldblatt. (Previously
             filed as Exhibit 10.16 to the 1992 10-K and is incorporated herein by reference.)
 10.17       Sixth Amendment to Amended and Restated Employment
             Agreement, dated April 27, 1992, between the Company and
             William Hellman. (Previously filed as Exhibit 10.17 to the
             April 25, 1992 10-Q and is incorporated herein by
             reference.)
 10.18       Eighth Amendment to Employment Agreement, dated February 23,
             1994 between and among the Company, Goldblatt's Department
             Stores, Inc. and Lionel H. Goldblatt. (Previously filed as
             Exhibit 10.18 to the January 29, 1994 Form 10-K and is
             incorporated herein by reference.)
 10.19       Eighth Amendment to Amended and Restated Employment
             Agreement, dated May 26, 1994, between the Company and
             William Hellman. (Previously filed as Exhibit 10.19 to the
             April 30, 1994 10-Q and is incorporated herein by
             reference.)
 10.20       Ninth Amendment to Employment Agreement, dated April 19,
             1995, between and among the Company, Goldblatt's Department
             Stores, Inc. and Lionel H. Goldblatt. (Previously filed as
             Exhibit 10.20 to the January 28, 1995 10-K and is
             incorporated herein by reference.)
 10.21       Ninth Amendment to Amended and Restated Employment
             Agreement, dated June 12, 1995, between the Company,
             Goldblatt's Department Stores, Inc. and William Hellman.
             (Previously filed as Exhibit 10.21 to the July 28, 1995 Form
             10-Q and is incorporated herein by reference.)

 EXHIBIT NO.                          DESCRIPTION
 -----------                          -----------
 10.22       Stock Purchase Agreement, dated December 13, 1996, by and
             among Jupiter Industries, Inc. and the Registrant.
             (Incorporated by reference from the Registrant's definitive proxy statement filed with the Securities and Exchange
             Commission on November 22, 1996.)
 10.23       Series B Convertible Preferred Stock Purchase Agreement,
             dated December 13, 1996, by and among William Hellman,
             Philip Rootberg and Sheldon Harris and the Registrant.
             (Incorporated by reference from the Registrant's definitive proxy statement filed with the Securities and Exchange
             Commission on November 22, 1996.)
 10.24       Thirteenth Amendment to Amended and Restated Employment
             Agreement, dated February 1, 1997, between the Company,
             Goldblatt's Department Stores, Inc. and William Hellman.
             (Previously filed as Exhibit 10.24 to the January 25, 1997
             Form 10-K and is incorporated herein by reference.)
 10.25       Employment Agreement, dated February 1, 1997, between the
             Company and Clarence Farrar. (Previously filed as Exhibit
             10.25 to the January 25, 1997 Form 10-K and is incorporated herein by reference.)
 10.26       Employment Agreement, dated February 1, 1997, between
             Goldblatt's Department Stores, Inc. and Lionel Goldblatt.
             (Previously filed as Exhibit 10.26 to the January 25, 1997
             Form 10-K and is incorporated herein by reference.)
 10.27       Fourteenth Amendment to Amended and Restated Employment
             Agreement, dated August 31, 1997, between the Company,
             Goldblatt's Department Stores, Inc. and William Hellman.
 21          List of Subsidiaries.
 23          Consent of Coopers & Lybrand L.L.P., Independent
             Accountants.
 27          Financial Data Schedule.
 28.1        Supplemental Agreement, dated as of June 17, 1983, between the Company, Goldblatt Subsidiary, Inc. ("GS"), Jupiter
             Subsidiary A. Inc. ("JSA"), J.G. Investments ("JG") and J.
             Gold Corporation, together with a modification dated
             September 30, 1983. (Previously filed as Exhibit 28.1 to the
             1983 8-K and is incorporated herein by reference.)
 28.2        Agreement and Plan of Merger, dated September 30, 1983,
             between JSA and GS. (Previously filed as Exhibit 28.2 to the
             1983 8-K and is incorporated herein by reference.)