Form 10-Q
period 1998-05-02
JG INDUSTRIES INC/IL/
filed 1998-06-18
CIK 42179

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                 FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended               MAY 2, 1998
                                    ---------------------------------------

                                      OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________________to____________________

     Commission File number                   1-258
                           --------------------------------------------------

                               JG INDUSTRIES, INC.
     ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 ILLINOIS                                36-1141010
     ---------------------------------        -------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

        5630 WEST BELMONT AVENUE                 CHICAGO, IL  60634
     ------------------------------------------------------------------------
                   (Address of principal executive offices)
                                 (Zip Code)

                                (773) 481-5410
     ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     ------------------------------------------------------------------------
                  (Former name, former address and former fiscal
                       year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
     Yes X No
        ---  ---

           Common Stock outstanding as of May 2, 1998 - 1,060,670 shares
           -------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                         ITEM 1. FINANCIAL STATEMENTS


Company or group of companies for which report is filed:

                JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
                ----------------------------------------------


In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of May 2, 1998, January 31, 1998, and April 26, 1997 and the results of its operations and its cash flows for the quarters ended May 2, 1998 (first quarter of fiscal 1999) and April 26, 1997 (first quarter of fiscal 1998) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)

                                               May 2,    January 31,   April 26,
                                                1998        1998         1997
                                              --------   -----------   ---------
ASSETS

Current Assets:
 Cash and cash equivalents                    $    323     $   630      $   565
 Receivables, net                                  493         281          540
 Merchandise inventories                         6,721       6,242        7,481
 Other current assets                              221         304          342
                                              --------     -------      -------

  Total current assets                           7,758       7,457        8,928
                                              --------     -------      -------

Land, buildings and
 equipment, at cost                             15,079      14,907       15,081

Less accumulated depreciation
 and amortization                               10,148       9,916        9,636
                                              --------     -------      -------

                                                 4,931       4,991        5,445
                                              --------     -------      -------

Leasehold rights, net                               28          28           31

Other assets - restricted $1,538,
 $1,538 and $1,441, respectively                 1,735       1,737        1,619
                                              --------     -------      -------

                                              $ 14,452     $14,213      $16,023
                                              ========     =======      =======
LIABILITIES, COMMON STOCK AND
 OTHER SHAREHOLDERS' EQUITY

Current Liabilities:
 Current portion of long-term debt             $    28     $    28      $   582
 Accounts payable                                3,723       2,574        3,737
 Accrued liabilities                             2,129       2,319        1,867
 Accrued dividends                                   7           7            5
                                              --------     -------      -------

  Total current liabilities                      5,887       4,928        6,191
                                              --------     -------      -------

Long-term debt, less current portion             2,511       2,518        1,164

Other long-term liabilities                        803         825          857

Minority interest                                1,382       1,358        1,285


Common stock and other shareholders' equity:
 Common shares; no par value;
  authorized 10,000,000 shares;
  issued 2,405,770 shares                       11,246      11,246       11,246
 Paid-in capital                                 5,939       5,939        5,939
 Convertible preferred stock; no par
  value; authorized and issued 1,500 shares      1,500       1,500        1,500
 Accumulated deficit                           (11,203)    (10,488)      (8,546)
 Treasury shares - 1,345,100, 1,345,100 and
  1,345,098 shares at cost, respectively        (3,613)     (3,613)      (3,613)
                                              --------     -------      -------

                                                 3,869       4,584        6,526
                                              --------     -------      -------

                                              $ 14,452     $14,213      $16,023
                                              ========     =======      =======

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE QUARTERS ENDED MAY 2, 1998 AND APRIL 26, 1997
                       (in thousands, except share data)
                                  (unaudited)
                    ---------------------------------------

                                                           Quarter Ended
                                                       ---------------------
                                                         May 2,    April 26,
                                                          1998       1997
                                                       ---------   ---------
Net sales                                              $  11,749   $  11,754

Cost of sales                                              7,779       7,858
                                                       ---------   ---------

  Gross profit                                             3,970       3,896

Selling, general and
 administrative expenses                                   4,579       4,587
                                                       ---------   ---------

  Operating loss                                            (609)       (691)

Interest expense, net                                        (38)         (7)

Minority interest in net income
 of subsidiary                                               (24)        (23)
                                                       ---------   ---------

  Loss before income tax provision                          (671)       (721)


Income tax provision                                         (10)        (10)
                                                       ---------   ---------

  Net loss                                             $    (681)  $    (731)
                                                       =========   =========


Net loss available to common shareholders              $    (715)  $    (765)
                                                       =========   =========

Net loss per common share - basic
 and diluted                                           $   (0.67)  $   (0.72)
                                                       =========   =========

Weighted average number of common
 shares outstanding                                    1,060,670   1,060,688
                                                       =========   =========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  for the fiscal year ended January 31, 1998
                       and the quarter ended May 2, 1998

                       (in thousands, except share data)
                                  (unaudited)

                                 ------------


                                                                                        Total Common
                                                                                       Stock and Other
                               Common   Paid-In   Preferred   Accumulated   Treasury    Shareholders'
                               Shares   Capital     Stock        Deficit     Shares         Equity
                              -------   -------   ---------   -----------   --------   ---------------
Balances, January 25, 1997    $11,246    $5,939     $1,500      $ (7,781)    $(3,613)      $ 7,291

Net loss, fiscal 1998                                             (2,569)                   (2,569)

Dividends accrued on
 convertible preferred stock                                        (138)                     (138)
                              -------   -------   ---------   -----------   --------   ---------------
Balances, January 31, 1998     11,246    5,939       1,500       (10,488)     (3,613)        4,584

Net loss, thirteen week
 period ended May 2, 1998                                           (681)                     (681)

Dividends accrued on
 convertible preferred stock                                         (34)                      (34)
                              -------   -------   ---------   -----------   --------   ---------------
Balances, May 2, 1998         $11,246   $5,939      $1,500      $(11,203)    $(3,613)       $3,869
                              =======   =======   =========   ===========   ========   ===============

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE QUARTERS ENDED MAY 2, 1998 AND APRIL 26, 1997
                                (in thousands)
                                  (Unaudited)


                                                           Quarter Ended
                                                        --------------------
                                                        May 2,     April 26,
                                                         1998         1997
                                                        ------     ---------
Cash flows from operating activities:

  Net loss                                               $(681)     $  (731)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                        232          241
      Minority interest                                     24           23
  Changes in assets and liabilities:
      Accounts receivable                                 (212)        (250)
      Merchandise inventories                             (479)      (1,176)
      Other assets (current)                                83         (117)
      Other assets (noncurrent)                              2           (1)
      Accounts payable and accrued liabilities             959        1,100
      Other liabilities (noncurrent)                       (22)         (10)
                                                        ------     ---------
        Net cash used in operating activities              (94)        (921)
                                                        ------     ---------
  Cash flows from investing activities:

      Capital expenditures                                (172)        (173)
      Purchase of annuity contract                                      (21)
                                                        ------     ---------
        Net cash used in investing activities             (172)        (194)
                                                        ------     ---------
  Cash flows from financing activities:

      Principal payments of long-term debt                  (7)
      Dividends paid on convertible preferred stock        (34)         (34)
                                                        ------     ---------
        Net cash used in financing activities              (41)         (34)
                                                        ------     ---------
  Net decrease in cash and cash equivalents               (307)      (1,149)
                                                        ------     ---------
  Cash and cash equivalents at beginning of year           630        1,714
                                                        ------     ---------
  Cash and cash equivalents at end of quarter            $ 323      $   565
                                                        ======     =========

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 88%, 86% and 88% of the inventory as of May 2, 1998, January 31, 1998 and April 26, 1997, respectively, using the retail method. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $512,000, $497,000, and $445,000 higher at May 2, 1998, January 31,
     1998 and April 26, 1997, respectively.

2) Receivables are presented net of allowances for doubtful accounts of approximately $21,000 at May 2, 1998 and January 31, 1998, and $42,000 at April 26, 1997.

3) Leasehold rights are shown net of accumulated amortization of $22,000 at May 2, 1998 and January 31, 1998, and $19,000 at April 26, 1997.

4) On December 13, 1996, the Company, pursuant to the terms of a certain Stock Purchase Agreement, by and among Jupiter Industries, Inc. ("Jupiter") and the Company, purchased from Jupiter, (i) 1,293,258 shares of the Company's Common Stock, and (ii) 445 shares of the Company's Series A Preferred Stock, for an aggregate purchase price of $5,510,864 of which $2,500,108 was paid in cash, $1,264,858 was paid by offset against liabilities of Jupiter to the Company, and $1,745,898 was paid by delivery of a promissory note.

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

     The Jupiter promissory note was payable in three installments commencing December 13, 1997. The Company did not make the first installment payment of $581,966 due to pending debt restructuring negotiations. Effective May 15, 1998, the original $1,745,898 promissory note obligation was amended and restated. The amended and restated promissory note is non-interest bearing unless an event of default occurs thereunder, at which time interest will be accrued at 9% per annum from the date of default. The note is payable in three annual installments of $581,966 each commencing May 15, 1999, with the last installment due and payable on May 15, 2001. As a result of the amendment and restatement, the obligation is reported as a non-current liability as of January 31, 1998 and May 2, 1998.

     In addition, the accrued and unpaid interest of approximately $149,000 as of May 15, 1998 was forgiven. As a result of this transaction, the Company will recognize an extraordinary gain on debt restructuring of approximately $129,000, net of related expenses, in the second quarter of fiscal 1999.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


5) Effective April 23, 1997, Goldblatt's Department Stores, Inc. ("Goldblatt's", a wholly-owned subsidiary of the Company) executed a new line of credit Agreement with a maturity date of May 1, 1998. The Agreement provides a line of credit of up to $2,000,000 based on availability of a borrowing base equal to 45% of merchandise inventory. The line of credit is collateralized by Goldblatt's inventory and cash and cash equivalents. The Agreement requires that Goldblatt's maintain an inventory level of at least $5,500,000, a tangible net worth of $5,500,000 and imposes net loss restrictions for fiscal years 1998 and 1999. As of January 31, 1998, Goldblatt's was in violation of the net loss covenant. Subsequent to year-end, the financial institution granted Goldblatt's a waiver of this covenant effective January 31, 1998 and, in addition, amended the line of credit maturity date to April 15, 1999.

     As of May 2, 1998, Goldblatt's was in violation of the tangible net worth covenant. Subsequent to this date, the financial institution has granted Goldblatt's a waiver of this covenant, effective May 2, 1998, as to the fiscal quarter ending May 2, 1998. There were no outstanding borrowings on the line on May 2, 1998 and, as of that date, $2,000,000 was available on the line of credit.

6) Effective January 30, 1998, Goldblatt's entered into a mortgage loan agreement for $800,000 with an 8.5% fixed rate of interest from a regional financial institution. The mortgage is secured by a parcel of owned real estate housing a Goldblatt's store. The loan agreement stipulates monthly principal and interest payments of $7,878 and a final principal payment of approximately $547,000 due on January 31, 2005. The loan agreement requires that no default exists under the line of credit agreement.

7) On December 13, 1996, the Company, pursuant to the terms of a certain Series B Convertible Preferred Stock Purchase Agreement (the "Series B Preferred Stock Purchase Agreement"), by and among certain officers and a director of the Company (collectively, the "Purchasers") and the Company, issued and sold to the Purchasers, through a private placement, 1,500 shares of Series B Convertible Preferred Stock of the Company, no par value per share (the "Series B Preferred Shares"), for an aggregate purchase price of $1,500,000. Holders of Series B Preferred Shares are entitled to vote with the holders of Common Stock on all matters submitted to a vote of the Company's shareholders as a single class. Currently, each share of Series B Preferred Stock is entitled to 444.44 votes.

     Dividends upon each Series B Preferred Share accrue daily at a rate equal to 9% per annum. Dividends accumulate until paid, and are paid when and as declared by the Board of Directors. At any time prior to the fifth anniversary of issuance (automatic conversion), holders of Series B Preferred Shares may convert such shares into a number of shares of the Company's Common Stock. The current conversion price is $2.25 per share.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


8) For the first quarters of fiscal 1999 and 1998, basic and diluted per share calculations are computed based on the weighted average number of common shares outstanding of 1,060,670, and 1,060,688, respectively. Incremental shares from assumed conversions of preferred stock and stock options of 666,667 and 679,629 in the first quarters of fiscal 1999 and 1998, respectively, are not included as they would be anti-dilutive. Options to purchase 163,167 shares of common stock were outstanding at May 2, 1998, but were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares, and they also would be anti-dilutive.

     Loss per share applicable to common shares is computed after recognition of the dividend requirements on the convertible preferred stock of $34,000 in fiscal 1999 and $34,000 in fiscal 1998.



                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                       --------------------------------

Cash and cash equivalents decreased by $307,000 during the quarter ended May 2, 1998, which included approximately $94,000 of net cash used in operating activities. Accounts receivable increased by $212,000 due primarily to a normal increase in layaway receivables during the first quarter. Merchandise inventory levels increased by $479,000 during the quarter as compared to an increase of $1,176,000 during the same period last year. This is the result of additional controls implemented in the purchasing function to help monitor overstocked inventory levels.

Goldblatt's spent approximately $99,000 on capital expenditures during the first quarter of fiscal 1999 related to normal capital maintenance. Expenditures related to normal capital maintenance for the remainder of fiscal 1999 will be minimal as no new store openings or renovations are planned.

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                  LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
                  -------------------------------------------

Effective April 23, 1997, Goldblatt's executed a new line of credit Agreement with a maturity date of May 1, 1998. The Agreement provides a line of credit of up to $2,000,000 based on availability of a borrowing base equal to 45% of merchandise inventory. The line of credit is collateralized by Goldblatt's inventory and cash and cash equivalents. The Agreement requires that Goldblatt's maintain an inventory level of at least $5,500,000, a tangible net worth of $5,500,000 and imposes net loss restrictions for fiscal years 1998 and 1999. As of January 31, 1998, Goldblatt's was in violation of the net loss covenant. Subsequent to year-end, the financial institution granted Goldblatt's a waiver of this covenant effective January 31, 1998 and, in addition, amended the line of credit maturity date to April 15, 1999.

As of May 2, 1998, Goldblatt's was in violation of the tangible net worth covenant of the line of credit Agreement. Subsequent to this date, the financial institution has granted Goldblatt's a waiver of this covenant, effective May 2, 1998, as to the fiscal quarter ending May 2, 1998. There were no outstanding borrowings on the line on May 2, 1998 and, as of that date, $2,000,000 was available on the line of credit.

As of January 30, 1998, Goldblatt's entered into a mortgage loan agreement for $800,000 with an 8.5% fixed rate of interest from a regional financial institution. The mortgage is secured by a parcel of owned real estate housing a Goldblatt's store. The loan agreement stipulates monthly principal and interest payments of $7,878 and a final principal payment of approximately $547,000 due on January 31, 2005. The loan agreement requires that no default exists under the line of credit agreement.

Effective May 15, 1998, the original $1,745,898 Jupiter 6% promissory note obligation was amended and restated. The amended and restated promissory note is non-interest bearing unless an event of default occurs, as defined in the agreement, and is payable in three annual installments of $581,966 each commencing May 15, 1999, with the last installment due and payable on May 15, 2001.

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------

Quarter Ended May 2, 1998 (fiscal 1999)vs.
------------------------------------------
Quarter Ended April 26, 1997 (fiscal 1998)
------------------------------------------

The net loss decreased by approximately $50,000, or 6.8%, as compared to the first quarter of fiscal 1998.

Net sales for the quarter were $11,749,000 as compared to $11,754,000 during the first quarter of fiscal 1998. Sales were negatively impacted by severe weather during March that resulted in power outages effectively closing two of our stores for a period of four days and impaired sales in all stores. It is estimated that total sales losses during this period exceeded $250,000.

The Company's gross profit percentage improved to 33.8% of sales as compared to 33.1% of sales in the first quarter of fiscal 1998. This improvement is due to improved merchandise controls over inventory stock levels, coupled with more opportunistic purchasing and a reduction in markdowns.

Payroll related costs increased by approximately $97,000 for the quarter as compared to the previous year, due primarily to the increase in the federal minimum wage. A reduction in maintenance and other outside service related expenses helped to offset the aforementioned payroll increase. As a result, total selling, general and administrative expenses ("SG&A") remained consistent at 39.0% of sales for the first quarters of fiscal 1999 and 1998.

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



Date: June 18, 1998                      /s/ Clarence Farrar
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