Form 10-Q
period 1998-08-01
JG INDUSTRIES INC/IL/
filed 1998-09-15
CIK 42179

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended             August 1, 1998
                                    ----------------------------------------

                                      OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from____________________to____________________

     Commission File number                   1-258
                           --------------------------------------------------

                              JG INDUSTRIES, INC.
     ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                ILLINOIS                                36-1141010
     ---------------------------------        -------------------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

        5630 WEST BELMONT AVENUE                 CHICAGO, IL  60634
      -----------------------------------------------------------------------
                   (Address of principal executive offices)
                                 (Zip Code)

                               (773) 481-5410
      -----------------------------------------------------------------------
               (Registrant's telephone number, including area code)

      -----------------------------------------------------------------------
                  (Former name, former address and former fiscal
                       year, if changed since last report)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

     Yes X  No
        ---   ---

          Common Stock outstanding as of August 1, 1998 - 1,060,670 shares
          ----------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                         ITEM 1. FINANCIAL STATEMENTS


Company or group of companies for which report is filed:

                JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
                ----------------------------------------------


In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of August 1, 1998, January 31, 1998, and July 26, 1997 and the results of its operations and its cash flows for the thirteen and twenty-six week periods ended August 1, 1998 (fiscal 1999) and July 26, 1997 (fiscal 1998) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

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

                                    JG INDUSTRIES, INC. AND SUBSIDIARIES
                                    ------------------------------------
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                   -------------------------------------
                                     (in thousands, except share data)

                                                                      August 1,    January 31,    July 26,
                                                                        1998          1998          1997
                                                                     (unaudited)                 (unaudited)
                                                                     -----------   -----------   -----------
ASSETS

Current Assets:
  Cash and cash equivalents                                          $       342   $       630   $         3
  Receivables, net                                                           501           281           392
  Merchandise inventories                                                  7,828         6,242         7,483
  Other current assets                                                        79           304           335
                                                                     -----------   -----------   -----------

    Total current assets                                                   8,750         7,457         8,213
                                                                     -----------   -----------   -----------

Land, buildings and equipment, at cost                                    15,148        14,907        15,193

Less accumulated depreciation and amortization                            10,353         9,916         9,880
                                                                     -----------   -----------   -----------
                                                                           4,795         4,991         5,313
                                                                     -----------   -----------   -----------

Leasehold rights, net                                                         27            28            30

Other assets - restricted $1,538, $1,538 and $1,441, respectively          1,732         1,737         1,621
                                                                     -----------   -----------   -----------

                                                                     $    15,304   $    14,213   $    15,177
                                                                     ===========   ===========   ===========

LIABILITIES, COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                      $     1,300                 $       800
  Current portion of long-term debt                                          611   $        28           582
  Accounts payable                                                         3,955         2,574         2,962
  Accrued liabilities                                                      2,205         2,319         2,064
  Accrued dividends                                                            7             7             5
                                                                     -----------   -----------   -----------

    Total current liabilities                                              8,078         4,928         6,413
                                                                     -----------   -----------   -----------

Long-term debt, less current portion                                       1,921         2,518         1,164

Other long-term liabilities                                                  780           825           846

Minority interest                                                          1,405         1,358         1,308

Common stock and other shareholders' equity:
  Common shares; no par value; authorized 10,000,000 shares;
   issued 2,405,770 shares                                                11,246        11,246        11,246
  Paid-in capital                                                          5,939         5,939         5,939
  Convertible preferred stock; no par value; authorized and
   issued 1,500 shares                                                     1,500         1,500         1,500
  Accumulated deficit                                                    (11,952)      (10,488)       (9,626)
  Treasury shares - 1,345,100 shares at cost                              (3,613)       (3,613)       (3,613)
                                                                     -----------   -----------   -----------

                                                                           3,120         4,584         5,446
                                                                     -----------   -----------   -----------

                                                                     $    15,304   $    14,213   $    15,177
                                                                     ===========   ===========   ===========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED
                       AUGUST 1, 1998 AND JULY 26, 1997
                       (in thousands, except share data)
                                  (unaudited)

                           -------------------------

                                                           13 Weeks Ended                           26 Weeks Ended
                                                 ----------------------------------       -----------------------------------
                                                    August 1,          July 26,              August 1,           July 26,
                                                       1998              1997                   1998               1997
                                                 ----------------   ---------------       ----------------    ---------------
Net sales                                        $         12,671   $        12,689       $         24,420    $        24,443

Cost of sales                                               8,674             8,806                 16,453             16,664
                                                 ----------------   ---------------       ----------------    ---------------

   Gross profit                                             3,997             3,883                  7,967              7,779

Selling, general and
  administrative expenses                                   4,765             4,869                  9,344              9,456
                                                 ----------------   ---------------       ----------------    ---------------


   Operating loss                                            (768)             (986)                (1,377)            (1,677)

Interest expense, net                                         (39)              (28)                   (77)               (35)

Minority interest in net income
  of subsidiary                                               (23)              (23)                   (47)               (46)
                                                 ----------------   ---------------       ----------------    ---------------

   Loss from operations before
     income tax provision                                    (830)           (1,037)                (1,501)            (1,758)

Income tax provision                                          (10)              (10)                   (20)               (20)
                                                 ----------------   ---------------       ----------------    ---------------

   Loss before extraordinary gain                            (840)           (1,047)                (1,521)            (1,778)

Extraordinary item:
   Gain on debt restructuring,
      net of related expenses                                 124                                      124
                                                 ----------------   ---------------       ----------------    ---------------

  Net loss                                       $           (716)  $        (1,047)      $         (1,397)   $        (1,778)
                                                 ================   ===============       ================    ===============


Net loss applicable to common
   shareholders                                  $           (749)  $        (1,080)      $         (1,464)   $        (1,845)
                                                 ================   ===============       ================    ===============

Basic and diluted earnings
   per common share:

Loss before extraordinary gain                   $          (0.83)  $         (1.02)      $          (1.50)   $         (1.74)

Extraordinary gain                                           0.12                                     0.12
                                                 ----------------   ---------------       ----------------    ---------------

Net loss per common share                        $          (0.71)  $         (1.02)      $          (1.38)   $         (1.74)
                                                 ================   ===============       ================    ===============

Weighted average number of common
  shares outstanding                                    1,060,670         1,060,671              1,060,670          1,060,680
                                                 ================   ===============       ================    ===============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  for the fiscal year ended January 31, 1998
              and the twenty-six week period ended August 1, 1998

                       (in thousands, except share data)
                                  (unaudited)

                                                                                                                  Total Common
                                                                                                                 Stock and Other
                                             Common      Paid-In     Preferred    Accumulated       Treasury      Shareholders'
                                             Shares      Capital       Stock        Deficit          Shares          Equity
                                           -----------  ----------  -----------   ------------    -------------  ---------------
Balances, January 25, 1997                 $    11,246  $    5,939  $     1,500   $     (7,781)   $      (3,613) $         7,291
                                           -----------  ----------  -----------   ------------    -------------  ---------------
Net loss, fiscal 1998                                                                   (2,569)                           (2,569)

Dividends accrued on
  convertible preferred stock                                                             (138)                             (138)
                                           -----------  ----------  -----------   ------------    -------------  ---------------

Balances, January 31, 1998                      11,246       5,939        1,500        (10,488)          (3,613)           4,584

Net loss, twenty-six week
  period ended August 1, 1998                                                           (1,397)                           (1,397)

Dividends accrued on
  convertible preferred stock                                                              (67)                              (67)
                                           -----------  ----------  -----------   ------------    -------------  ---------------

Balances, August 1, 1998                   $    11,246  $    5,939  $     1,500   $    (11,952)   $      (3,613) $         3,120
                                           ===========  ==========  ===========   ============    =============  ===============


                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                       JG INDUSTRIES, INC. AND SUBSIDIARIES
                       ------------------------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  -----------------------------------------------
      FOR THE TWENTY-SIX WEEK PERIODS ENDED AUGUST 1, 1998 AND JULY 26, 1997
      ----------------------------------------------------------------------
                                  (in thousands)
                                  --------------
                                    (Unaudited)
                                    -----------

                                                                 26 Weeks Ended
                                                             ----------------------
                                                             August 1,     July 26,
                                                               1998          1997
                                                             ---------     --------
Cash flows from operating activities:
  Net loss                                                   $  (1,397)    $ (1,778)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                  466          487
    Minority interest                                               47           46
  Changes in assets and liabilities:
    Accounts receivable                                           (220)        (102)
    Merchandise inventories                                     (1,586)      (1,178)
    Other assets (current)                                         225         (111)
    Other assets (noncurrent)                                        4           (3)
    Accounts payable and accrued liabilities                     1,268          522
    Other liabilities (noncurrent)                                 (45)         (21)
                                                             ---------     --------

    Net cash used in operating activities                       (1,238)      (2,138)
                                                             ---------     --------

Cash flows from investing activities:
  Capital expenditures                                            (269)        (285)
  Purchase of annuity contract                                                  (21)
                                                             ---------     --------

    Net cash used in investing activities                         (269)        (306)
                                                             ---------     --------

Cash flows from financing activities:
  Borrowings under line of credit                                1,800          800
  Repayments under line of credit                                 (500)
  Principal payments of long-term debt                             (14)
  Dividends paid on convertible preferred stock                    (67)         (67)
                                                             ---------     --------

    Net cash provided by financing activities                    1,219          733
                                                             ---------     --------

Net decrease in cash and cash equivalents                         (288)      (1,711)

Cash and cash equivalents at beginning of year                     630        1,714
                                                             ---------     --------

Cash and cash equivalents at end of twenty-six week period   $     342     $      3
                                                             =========     ========

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 88%, 86% and 89% of the inventory as of August 1, 1998, January 31, 1998 and July 26, 1997, respectively, using the retail method. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $527,000, $497,000, and $460,000 higher at August 1, 1998, January 31, 1998 and July 26, 1997, respectively.

2) Receivables are presented net of allowances for doubtful accounts of approximately $20,000 at August 1, 1998, $21,000 at January 31, 1998, and $42,000 at July 26, 1997.

3) Leasehold rights are shown net of accumulated amortization of $23,000 at August 1, 1998, $22,000 at January 31, 1998, and $20,000 at July 26, 1997.

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

     In addition, the accrued and unpaid interest of approximately $149,000 as of May 15, 1998 was forgiven. As a result of this transaction, the Company has recognized an extraordinary gain on debt restructuring of approximately $124,000, net of related expenses, in the second quarter of fiscal 1999.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


5) Effective April 23, 1997, Goldblatt's Department Stores, Inc. ("Goldblatt's", a wholly-owned subsidiary of the Company) executed a new line of credit Agreement with a maturity date of May 1, 1998. The Agreement provides a line of credit of up to $2,000,000 based on availability of a borrowing base equal to 45% of merchandise inventory. The line of credit is collateralized by Goldblatt's inventory and cash and cash equivalents. The Agreement required that Goldblatt's maintain an inventory level of at least $5,500,000, a tangible net worth of $5,500,000 and imposed net loss restrictions for fiscal years 1998 and 1999. As of January 31, 1998, Goldblatt's was in violation of the net loss covenant. Subsequent to year-end, the financial institution granted Goldblatt's a waiver of this covenant effective January 31, 1998 and, in addition, amended the line of credit maturity date to April 15, 1999.

     As of May 2, 1998, Goldblatt's was in violation of the tangible net worth covenant. Subsequent to this date, the financial institution granted Goldblatt's a waiver of this covenant, effective May 2, 1998, as to the fiscal quarter ending May 2, 1998 and, in addition, amended the tangible net worth convenant to $4,400,000. As of August 1, 1998, the Company was in compliance with all debt convenants. There was $1,300,000 in outstanding borrowings on the line on August 1, 1998 and, as of that date, $700,000 was available on the line of credit.

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

8) The Company has implemented the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which is effective for interim and annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not have any components of other comprehensive income as outlined in SFAS No. 130 and has therefore not changed its financial reporting format.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


9) For the second quarters of fiscal 1999 and 1998, basic and diluted per share calculations are computed based on the weighted average number of common shares outstanding of 1,060,670 and 1,060,671, respectively. For the first 26-week periods of fiscal 1999 and 1998, basic and diluted per share calculations are computed based on the weighted average number of common shares outstanding of 1,060,670 and 1,060,680, respectively. Incremental shares from assumed conversions of preferred stock and stock options of 666,667 and 680,583 in the second quarters of fiscal 1999 and 1998, respectively, and 666,667 and 680,107 for the first 26-week periods of fiscal 1999 and 1998, respectively, are not included as they would be anti-dilutive. Options to purchase 163,167 shares of common stock were outstanding at August 1, 1998, but were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares, and they also would be anti-dilutive.

     Loss per share applicable to common shares is computed after recognition of the dividend requirements on the convertible preferred stock of $67,000 in fiscal 1999 and $67,000 in fiscal 1998.



                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                       --------------------------------

Cash and cash equivalents decreased by $288,000 during the six months ended August 1, 1998, which included approximately $1,238,000 of net cash used in operating activities. Accounts receivable increased by $220,000 due primarily to a normal increase in layaway receivables through the year. Merchandise inventory levels increased by $1,586,000, which is attributable to normal seasonal increases in the merchandise product lines. Accordingly, Goldblatt's trade accounts payable increased by $1,305,000 to coincide with the heightened inventory levels.

Goldblatt's spent approximately $196,000 on capital expenditures during the six months of fiscal 1999 related to normal capital maintenance. Expenditures related to normal capital maintenance for the remainder of fiscal 1999 will be minimal as no new store openings or renovations are planned.

The Company will spend approximately $150,000 through fiscal year 2000 to take the steps necessary to enable the proper computer processing of transactions related to the year 2000 and beyond. The Company has focused its efforts on maintaining the data integrity of current store-level operating systems, while reviewing more contemporary computer software to enhance current accounting and purchasing procedures and enable the Company's financial reporting to become year 2000 compliant. Maintenance or modification costs will be expensed as incurred, while the replacement of certain systems will be recorded as assets and amortized. The Company does not expect the amounts required to be expensed during this year or the next year to have a material effect on its financial position or results of operations.

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



                         FORWARD - LOOKING STATEMENTS
                         ----------------------------


Except for historical information, the matters discussed or incorporated by reference in this report are forward-looking statements that involve risks and uncertainties that may affect the Company's actual results and cause results to differ materially from such forward-looking statements. Such risks and uncertainties include, but are not limited to, economic conditions, seasonality of the Company's business, relationships with suppliers and financial institutions, computer system enhancements to enable year 2000 compliance, ability to attract and retain key personnel, competition, regulation and other factors indicated from time to time in the Company's filings with the Securities and Exchange Commission.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------



                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------

Thirteen Weeks Ended August 1, 1998 (fiscal 1999) vs.
-----------------------------------------------------
Thirteen Weeks Ended July 26, 1997 (fiscal 1998)
------------------------------------------------

The loss from operations decreased by approximately $207,000 as compared to the second quarter of fiscal 1998. In addition, the Company recognized an extraordinary gain on debt restructuring of approximately $124,000, net of related expenses, in the second quarter of fiscal 1999 due to the Jupiter promissory note amendment and restatement.

Net sales for the quarter were $12,671,000 as compared to $12,689,000 during the second quarter of fiscal 1998. Sales were negatively impacted by stiff price competition from a regional department store chain for several months while they liquidated their inventory and closed their area stores. Sales volume and customer traffic have noticeably increased since mid-June after the competitor's liquidation was complete.

The Company's gross profit percentage improved to 31.5% of sales as compared to 30.6% of sales in the second quarter of fiscal 1998. This improvement is attributable to more opportunistic purchasing along with a reduced level of inventory shrinkage.

Selling, general and administrative ("SG&A") expenses decreased by approximately $104,000 for the quarter as compared to the previous year. This is primarily attributable to reductions in maintenance and other outside service related expenses, insurance and corporate overhead expenditures. As a result, SG&A expenses decreased to 37.6% of sales as compared to 38.4% of sales in the prior year.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                       RESULTS OF OPERATIONS - CONTINUED
                       ---------------------------------

Twenty-six Weeks Ended August 1, 1998 (fiscal 1999) vs.
-------------------------------------------------------
Twenty-six Weeks Ended July 26, 1997 (fiscal 1998)
--------------------------------------------------

The loss from operations decreased by approximately $257,000 versus the same period last year. This in conjunction with the $124,000 extraordinary gain on debt restructuring recognized this year resulted in a $381,000 improvement in the net loss for the first six months of fiscal 1999 as compared to fiscal 1998.

Net sales for the six month period were $24,420,000 versus $24,443,000 for the same period last year. Severe weather experienced during March and a prolonged "going out of business" sale by a regional competitor throughout the spring season negatively affected sales during this period. However, as the result of a more aggressive sales promotion program, the Company has experienced strong sales gains during the latter part of the second quarter of fiscal 1999.

Gross profit percentage increased to 32.6% of sales from 31.8% of sales in the preceding year. This improvement is attributable to more opportunistic purchasing along with a reduced level of inventory shrinkage.

Payroll related costs from store operations increased by approximately $129,000 for this time period as compared to fiscal 1998, due primarily to the increase in the federal minimum wage. Overall expense control and, in particular, reductions in maintenance and other outside service related expenses, as well as corporate overhead expenditures, helped offset the aforementioned payroll increase. Consequently, SG&A expenses improved to 38.3% of sales as compared to 38.7% of sales for the same period last year.




PART II - OTHER INFORMATION
---------------------------


Item 4 - Submission of Matters to a Vote of Security Holders

     The information required by this item has been set forth in the Proxy Statement and such information is incorporated herein by reference.


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



                                         JG INDUSTRIES, INC.
                                         -------------------
                                           (Registrant)



Date: September 15, 1998                 /s/ Clarence Farrar
      ------------------                 --------------------
                                         CLARENCE FARRAR
                                         President


                                         /s/ Clifford Gutmann
                                         ---------------------
                                         CLIFFORD GUTMANN
                                         Chief Financial Officer