Form 10-Q
period 1998-10-31
JG INDUSTRIES INC/IL/
filed 1998-12-21
CIK 42179

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended             October 31, 1998
                                    ------------------------------------------

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

      Common Stock outstanding as of October 31, 1998 - 1,060,670 shares
      ------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                         ITEM 1. FINANCIAL STATEMENTS


Company or group of companies for which report is filed:

                JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
                ----------------------------------------------


In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of October 31, 1998, January 31, 1998, and October 25, 1997 and the results of its operations and its cash flows for the thirteen and thirty-nine week periods ended October 31, 1998 (fiscal 1999) and October 25, 1997 (fiscal 1998) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       (in thousands, except share data)

                                                 October 31,    January 31,    October 25,
                                                    1998           1998           1997
                                                 (unaudited)                   (unaudited)
                                                 -----------    -----------    -----------
ASSETS

Current Assets:
  Cash and cash equivalents                      $       213    $       630    $       164
  Receivables, net                                       697            281            666
  Merchandise inventories                              9,221          6,242          8,918
  Other current assets                                   110            304            358
                                                 -----------    -----------    -----------

      Total current assets                            10,241          7,457         10,106
                                                 -----------    -----------    -----------

Land, buildings and
 equipment, at cost                                   14,538         14,907         15,300

Less accumulated depreciation
 and amortization                                     10,115          9,916         10,125
                                                 -----------    -----------    -----------

                                                       4,423          4,991          5,175
                                                 -----------    -----------    -----------

Leasehold rights, net                                     26             28             29
Other assets - restricted $1,549,
 $1,538 and $1,452, respectively                       1,739          1,737          1,622
                                                 -----------    -----------    -----------

                                                 $    16,429    $    14,213    $    16,932
                                                 ===========    ===========    ===========

LIABILITIES, COMMON STOCK AND
 OTHER SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                  $     1,600                   $     1,175
  Current portion of long-term debt                      611    $        28            582
  Accounts payable                                     5,323          2,574          4,658
  Accrued liabilities                                  2,176          2,319          2,165
  Accrued dividends                                        7              7              5
                                                 -----------    -----------    -----------

      Total current liabilities                        9,717          4,928          8,585
                                                 -----------    -----------    -----------

Long-term debt, less current portion                   1,914          2,518          1,164

Other long-term liabilities                              693            825            835

Minority interest                                      1,432          1,358          1,331

Common stock and other shareholders' equity:
  Common shares; no par value;
   authorized 10,000,000 shares;
   issued 2,405,770 shares                            11,246         11,246         11,246
  Paid-in capital                                      5,939          5,939          5,939
  Convertible preferred stock; no par
   value; authorized and issued 1,500 shares           1,500          1,500          1,500
  Accumulated deficit                                (12,399)       (10,488)       (10,055)
  Treasury shares - 1,345,100 shares at
      cost                                            (3,613)        (3,613)        (3,613)
                                                 -----------    -----------    -----------

                                                       2,673          4,584          5,017
                                                 -----------    -----------    -----------

                                                 $    16,429    $    14,213    $    16,932
                                                 ===========    ===========    ===========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                           JG INDUSTRIES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED OCTOBER 31, 1998 AND OCTOBER 25, 1997
                                             (in thousands, except share data)
                                                        (unaudited)

                                          ---------------------------------------


                                                                     13 Weeks Ended                   39 Weeks Ended
                                                              ----------------------------     ----------------------------
                                                              October 31,      October 25,     October 31,      October 25,
                                                                 1998             1997            1998             1997
                                                              -----------      -----------     -----------      -----------
Net sales                                                     $    13,725      $    12,930     $    38,145      $    37,373

Cost of sales                                                       8,919            8,441          25,372           25,105
                                                              -----------      -----------     -----------      -----------

  Gross profit                                                      4,806            4,489          12,773           12,268

Selling, general and administrative expenses                        4,828            4,805          14,172           14,261
                                                              -----------      -----------     -----------      -----------

  Operating loss from continuing operations                           (22)            (316)         (1,399)          (1,993)

Interest income (expense), net                                         25              (47)            (52)             (82)

Provision for store closing                                          (380)                            (380)

Minority interest in net income of subsidiary                         (27)             (23)            (74)             (69)
                                                              -----------      -----------     -----------      -----------

  Loss from operations before income tax provision                   (404)            (386)         (1,905)          (2,144)

Income tax provision                                                   (9)              (9)            (29)             (29)
                                                              -----------      -----------     -----------      -----------

  Loss before extraordinary gain                                     (413)            (395)         (1,934)          (2,173)

Extraordinary item:
  Gain on debt restructuring, net of related expenses                                                  124
                                                              -----------      -----------     -----------      -----------
  Net loss                                                    $      (413)     $      (395)    $    (1,810)     $    (2,173)
                                                              ===========      ===========     ===========      ===========

Net loss applicable to common shareholders                    $      (447)     $      (429)    $    (1,911)     $    (2,274)
                                                              ===========      ===========     ===========      ===========

Basic and diluted earnings per common share:

Loss before extraordinary gain                                $     (0.42)     $     (0.40)    $     (1.92)     $     (2.14)

Extraordinary gain                                                      -                             0.12
                                                              -----------      -----------     -----------      -----------
Net loss per common share                                     $     (0.42)     $     (0.40)    $     (1.80)     $     (2.14)
                                                              ===========      ===========     ===========      ===========

Weighted average number of common shares outstanding            1,060,670        1,060,670       1,060,670        1,060,676
                                                              ===========      ===========     ===========      ===========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                            JG INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY
                                         for the fiscal year ended January 31, 1998
                                   and the thirty-nine week period ended October 31, 1998

                                                       (in thousands)

                                                     -------------------


                                                                                                               Total Common
                                                                                                              Stock and Other
                                              Common     Paid-In    Preferred    Accumulated     Treasury      Shareholders'
                                              Shares     Capital      Stock        Deficit        Shares          Equity
                                              ------     -------    ---------    -----------     --------     ---------------
Balances, January 25, 1997 (audited)          $11,246    $ 5,939    $   1,500    $    (7,781)    $ (3,613)    $         7,291

Net loss, fiscal 1998                                                                 (2,569)                          (2,569)

Dividends accrued on
 convertible preferred stock                                                            (138)                            (138)
                                              ------     -------    ---------    -----------     --------     ---------------

Balances, January 31, 1998 (audited)           11,246      5,939        1,500        (10,488)      (3,613)              4,584

Net loss, thirty-nine week
 period ended October 31, 1998                                                        (1,810)                          (1,810)

Dividends accrued on
 convertible preferred stock                                                            (101)                            (101)
                                              ------     -------    ---------    -----------     --------     ---------------

Balances, October 31, 1998 (audited)          $11,246    $ 5,939    $   1,500    $   (12,399)    $ (3,613)    $         2,673
                                              =======    =======    =========    ===========     ========     ===============

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                           JG INDUSTRIES, INC. AND SUBSIDIARIES
                           ------------------------------------
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -----------------------------------------------
       FOR THE THIRTY-NINE WEEK PERIODS ENDED OCTOBER 31, 1998 AND OCTOBER 25, 1997
       ----------------------------------------------------------------------------
                                      (in thousands)
                                      --------------
                                        (Unaudited)
                                        -----------


                                                                      39 Weeks Ended
                                                                ---------------------------
                                                                October 31,     October 25,
                                                                   1998            1997
                                                                -----------     -----------
Cash flows from operating activities:
  Net loss                                                      $    (1,810)    $    (2,173)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation and amortization                                     703             733
      Minority interest                                                  74              69
      Provision for store closing                                       380
  Changes in assets and liabilities:
      Accounts receivable                                              (416)           (376)
      Merchandise inventories                                        (3,054)         (2,613)
      Other assets (current)                                            194            (134)
      Other assets (noncurrent)                                          (3)             (4)
      Accounts payable and accrued liabilities                        2,512           2,319
      Other liabilities (noncurrent)                                   (132)            (32)
                                                                -----------     -----------

      Net cash used in operating activities                          (1,552)         (2,211)
                                                                -----------     -----------

Cash flows from investing activities:
  Capital expenditures                                                 (343)           (392)
  Purchase of annuity contract                                                          (21)
                                                                -----------     -----------

      Net cash used in investing activities                            (343)           (413)
                                                                -----------     -----------

Cash flows from financing activities:
  Borrowings under line of credit                                     3,250           1,675
  Repayments under line of credit                                    (1,650)           (500)
  Principal payments of long-term debt                                  (21)
  Dividends paid on convertible preferred stock                        (101)           (101)
                                                                -----------     -----------

      Net cash provided by financing activities                       1,478           1,074
                                                                -----------     -----------

Net decrease in cash and cash equivalents                              (417)         (1,550)

Cash and cash equivalents at beginning of year                          630           1,714
                                                                -----------     -----------

Cash and cash equivalents at end of thirty-nine week period     $       213     $       164
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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 88%, 86% and 87% of the inventory as of October 31, 1998, January 31, 1998 and October 25, 1997, respectively, using the retail method. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $542,000, $497,000, and $466,000 higher at October 31, 1998, January 31, 1998 and October 25, 1997, respectively.

2) Receivables are presented net of allowances for doubtful accounts of approximately $17,000 at October 31, 1998, $21,000 at January 31, 1998, and $36,000 at October 25, 1997.

3) Leasehold rights are shown net of accumulated amortization of $24,000 at October 31, 1998, $22,000 at January 31, 1998, and $21,000 at October 25,
     1997.

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

     As of October 31, 1998, Goldblatt's was in violation of the tangible net worth covenant. Subsequent to this date, the financial institution has granted Goldblatt's a waiver of this covenant, effective October 31, 1998,
     as to the fiscal quarter ending October 31, 1998.   In addition, the
     financial institution amended the tangible net worth covenant to $3,900,000 for the fiscal quarters ending October 31, 1998 and January 30, 1999. As of October 31, 1998, there was $1,600,000 in outstanding borrowings on the line and, as of that date, $400,000 was available on the line of credit.

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

9) On November 1, 1998, the Company closed one of its underperforming Goldblatt's store locations in Chicago. All store merchandise was purchased by a professional liquidator, who has been contracted to liquidate the merchandise over a ten-week time frame in the present location. As a result of this store closing, the Company has recorded store closing costs of approximately $380,000, of which $25,000 have been paid as of October 31, 1998. The remaining $355,000 in store closing costs are comprised of a write-off of the leasehold improvements of approximately $210,000, a write-down of merchandise of approximately $75,000 and a store closing provision of approximately $70,000. The store closing provision includes fixed operating expenses for rent, real estate taxes and insurance costs during the liquidation time period. The lease for this store expires on January 31, 1999, and the store location will be vacated by this time; thus, there will be no additional financial obligations to the landlord beyond the current fiscal year-end.

10) For the third quarters of fiscal 1999 and 1998, basic and diluted per share calculations are computed based on the weighted average number of common shares outstanding of 1,060,670. For the first 39-week periods of fiscal 1999 and 1998, basic and diluted per share calculations are computed based on the weighted average number of common shares outstanding of 1,060,670 and 1,060,676, respectively. Incremental shares from assumed conversions of preferred stock and stock options of 666,667 in the third quarters of fiscal 1999 and 1998, and 666,667 and 675,626 for the first 39-week periods of fiscal 1999 and 1998, respectively, are not included as they would be anti-dilutive. Options to purchase 162,167 shares of common stock were outstanding at October 31, 1998, but were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares, and they also would be anti-dilutive.

     Loss per share applicable to common shares is computed after recognition of the dividend requirements on the convertible preferred stock of $101,000 in fiscal 1999 and in fiscal 1998.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------



                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                       --------------------------------

Cash and cash equivalents decreased by $417,000 during the nine months ended October 31, 1998, which included approximately $1,552,000 of net cash used in operating activities. Accounts receivable increased by $416,000 due primarily to a normal seasonal increase in layaway receivables during the fall shopping season. In addition, merchandise inventory levels increased by approximately $3,000,000 as the Company stocked up for the busy holiday shopping season. Accordingly, Goldblatt's trade accounts payable increased by $2,666,000 to coincide with the heightened inventory levels.

Goldblatt's spent approximately $270,000 on capital expenditures during the nine months of fiscal 1999 related to normal capital maintenance. Expenditures related to normal capital maintenance for the remainder of fiscal 1999 will be minimal as no new store openings or renovations are planned.

As of October 31, 1998, Goldblatt's was in violation of the tangible net worth covenant of the line of credit Agreement. Subsequent to this date, the financial institution has granted Goldblatt's a waiver of this covenant, effective October 31, 1998, as to the fiscal quarter ending October 31, 1998. In addition, the financial institution amended the tangible net worth covenant to $3,900,000 for the fiscal quarters ending October 31, 1998 and January 30, 1999. As of October 31, 1998, there was $1,600,000 in outstanding borrowings on the line and, as of that date, $400,000 was available on the line of credit.

On November 1, 1998, the Company closed one of its underperforming Goldblatt's store locations in Chicago. All store merchandise was purchased by a professional liquidator, who has been contracted to liquidate the remaining inventory over a ten-week time frame in the present location. As a result of this store closing the Company has recorded store closing costs of approximately $380,000. This includes a write-off of leasehold improvements of approximately $210,000, a write-down of the merchandise of approximately $75,000 and fixed operating and moving expenses of approximately $95,000. As a result of this store closing, the Company anticipates generating cash proceeds of approximately $415,000 from the sale of the inventory. Net cash proceeds of approximately $320,000 are expected after consideration of the $95,000 in moving and fixed operating expenses. The lease for this store expires on January 31, 1999, and the store location will be vacated by this time. Thus, there will be no additional financial obligations to the landlord beyond the current fiscal year-end.

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

The Company believes that Goldblatt's working capital and line of credit, in addition to the cash infusion generated from the sale of the closed store's inventory, will be adequate to fund current operations and service the Company's debt through fiscal 1999.




                                YEAR 2000 ISSUE
                                ---------------

The Year 2000 issue concerns the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000.

Many of our systems and related software are Year 2000 compliant. However, systems critical to our business which have been identified as non-Year 2000 compliant are either being replaced or corrected through programming modifications. The Company is utilizing both internal personnel and outside vendors to identify the Year 2000 noncompliance problems, modify code as necessary and test the modifications.

The Company has focused its efforts on maintaining the data integrity of the existing financial reporting programs and the current store-level operating systems. The Company utilizes an IBM AS400 mainframe system operating with JDA software. The Company has already finished initial testing on the financial reporting applications of the AS400 system. Based upon a thorough review of the programming code by an outside vendor, the AS400 program will require minor levels of modification to become Year 2000 compliant. An upgrade to the AS400 system is also being considered at this time. These expenditures are expected to be completed by the spring of 1999 and financed through working capital with minimal cost.

Testing of the store-level operating systems have focused on cash register sales transactions and other backroom reporting processes. On-site testing was recently initiated and should be completed by the spring of 1999. Some programming modifications and new equipment upgrades are anticipated, but the amounts are not expected to be material and will be financed through working capital.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


                          YEAR 2000 ISSUE - CONTINUED
                          ---------------------------


The Company is monitoring the progress of its primary suppliers and vendors regarding their Year 2000 compliance. In general, they have developed or are in the process of developing plans to address the Year 2000 issues. The Company is also reviewing its own non-information technology systems to determine the extent of any changes that may be necessary, and believes that there will be minimal changes necessary for compliance.

The Company anticipates total spending of approximately $150,000 through fiscal year 2000 on the Year 2000 issue. Maintenance or modification costs will be expensed as incurred, while the replacement of certain systems will be recorded as assets and amortized. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on its results of operations or financial condition.





                          FORWARD-LOOKING STATEMENTS
                          --------------------------


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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------

Thirteen Weeks Ended October 31, 1998 (fiscal 1999) vs.
-------------------------------------------------------
Thirteen Weeks Ended October 25, 1997 (fiscal 1998)
---------------------------------------------------

Spurred by a successful back-to-school sales promotion during August, net sales of $13,725,000 for the quarter surpassed last year's sales of $12,930,000 by $795,000, or 6.2%. Also, the introduction of special mid-month sales promotions, to supplement our traditional beginning of month sales campaigns, proved to be beneficial in generating increased sales volume.

The Company's gross profit rose by $317,000, as compared to the third quarter of fiscal 1998, due to the increased sales volume. In addition, the gross profit percentage increased to 35.0% of sales from 34.7% of sales in the third quarter of fiscal 1998. This improvement is attributable to more opportunistic purchasing complemented by tightened controls on markdowns.

Selling, general and administrative ("SG&A") expenses rose just $23,000 for the quarter as compared to the previous year. Reductions in outside service-related
expenses, general insurance and utility costs were experienced this year.   In
addition, payroll related costs from store operations decreased to 13.7% of sales for the quarter as compared to 13.9% of sales a year ago. Consequently, SG&A expenses improved to 35.2% of sales versus 37.2% of sales during the same period last year.

On November 1, 1998, the Company closed one of its underperforming Goldblatt's store locations in Chicago. All store merchandise was purchased by a professional liquidator, who has been contracted to liquidate the merchandise over a ten-week time frame in the present location. As a result of this store closing, the Company has recorded store closing costs of approximately $380,000, of which $25,000 have been paid as of October 31, 1998. The remaining $355,000 in store closing costs are comprised of a write-off of the leasehold improvements of approximately $210,000, a write-down of merchandise of approximately $75,000 and a store closing provision of approximately $70,000. The store closing provision includes fixed operating expenses for rent, real estate taxes and insurance costs during the liquidation time period. The lease for this store expires on January 31, 1999, and the store location will be vacated by this time; thus, there will be no additional financial obligations to the landlord beyond the current fiscal year-end.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------




                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                       RESULTS OF OPERATIONS - CONTINUED
                       ---------------------------------

Thirty-nine Weeks Ended October 31, 1998 (fiscal 1999) vs.
----------------------------------------------------------
Thirty-nine Weeks Ended October 25, 1997 (fiscal 1998)
------------------------------------------------------

The loss from operations before extraordinary gain decreased by approximately $239,000 versus the same period last year. That improvement came despite the $380,000 expense provision recorded for the recently closed store. This in conjunction with the $124,000 extraordinary gain on debt restructuring recognized earlier this year resulted in a $363,000 improvement in the net loss for the first nine months of fiscal 1999 as compared to fiscal 1998.

Net sales for the nine month period were $38,145,000 in comparison to $37,373,000 for the same period last year. Severe weather experienced during March along with a prolonged liquidation sale by a regional competitor kept sales flat during the spring season. However, as the result of a more aggressive sales promotion program, the Company has experienced strong sales gains during the third quarter. Consequently, year-to-date sales through the nine months have increased by 2.1% over the previous year.

As a direct result of this sales increase, the gross profit rose by $505,000 over the first nine months of fiscal 1998. In addition, the gross profit percentage has increased to 33.5% of sales from 32.8% of sales. This improvement is the result of more opportunistic purchasing along with a reduced level of inventory shrinkage.

Payroll related costs from store operations increased by approximately $211,000 for this time period as compared to fiscal 1998, due primarily to the increase in the federal minimum wage. However, overall expense control and, in particular, reductions in maintenance and other outside service-related expenses, utilities, general insurance and corporate overhead expenditures, helped offset the aforementioned payroll increase. As a result, SG&A expenses have improved to 37.2% of sales versus 38.2% of sales for the comparable nine month period last year.

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


Item 6 - Exhibits and Reports on Form 8-K

 (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

 (b)  Reports on Form 8-K

        Form 8-K dated October 7, 1998 was filed with the Securities and Exchange Commission to report that the Company's Common Stock was delisted from the NASDAQ Stock Market effective with the close of business on October 7, 1998.

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



                                         JG INDUSTRIES, INC.
                                         -------------------
                                            (Registrant)



Date:   December 21, 1998                /s/ Clarence Farrar
        -----------------                -------------------
                                         CLARENCE FARRAR
                                         President



                                         /s/ Clifford Gutmann
                                         --------------------
                                         CLIFFORD GUTMANN
                                         Chief Financial Officer