Form 10-K
period 1999-01-30
JG INDUSTRIES INC/IL/
filed 1999-04-30
CIK 42179

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
         (Mark One)
            X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---    OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended January 30, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:


                              Title of Each Class
                              -------------------
                           Common Stock, No Par Value


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by nonaffiliates of the Registrant on April 23, 1999 was approximately $375,650. On that date there were 1,060,670 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and III incorporate by reference certain information to be included in Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders currently scheduled for June 22, 1999.

         Index to Exhibits on Pages 23 through 24.

                                     PART I

Item 1.  Business
-----------------
                              General Information

JG Industries, Inc. ("JG") is an Illinois corporation organized on February 27, 1928. Effective July 23, 1985 the name of the Company was changed from Goldblatt Bros., Inc. to JG Industries, Inc. JG and its subsidiaries are hereinafter collectively referred to as the "Company."

Prior to December 13, 1996, Jupiter Industries, Inc. ("Jupiter")(a shareholder of the Company) had a 55.2% ownership interest in JG, and held 1,293,258 shares of the Company's Common Stock and all of the Company's issued and outstanding Series A Preferred Stock. Pursuant to a Stock Purchase Agreement dated December 13, 1996, the Company purchased from Jupiter all shares of the Series A Preferred Stock and the Company's Common Stock held by Jupiter for an aggregate price of $5,510,864, of which $2,500,108 was paid in cash, $1,264,858 was paid by offset against liabilities of Jupiter to the Company and $1,745,898 was paid by delivery of a promissory note. Effective May 15, 1998, the original $1,745,898 promissory note was amended and restated ("Restated Note"). The Restated Note did not bear interest and was payable in three annual installments of $581,966 each commencing May 15, 1999, with the last installment due and payable on May 15, 2001. In addition, the accrued and unpaid interest of approximately $149,000 as of May 15, 1999 was forgiven. On January 29, 1999, the Company and Jupiter entered into a Cancellation Agreement whereby the aforementioned $1,745,898 Restated Noted was canceled in return for a lump-sum payment of $500,000 as full settlement of the outstanding debt obligation. Subsequent to year-end, the Company made the $500,000 lump-sum payment to Jupiter.

The Company operates in one industry segment of the retail market that is defined as Discount Department Stores. Goldblatt's Department Stores, Inc. and Subsidiaries ("Goldblatt's"), a wholly-owned subsidiary of the Company, offers customers a diverse assortment of both nationally branded and private label merchandise, emphasizing a full range of both soft and hard line goods. The stores frequently feature special promotions of merchandise purchased on advantageous terms. Soft line merchandise includes men's, women's, children's and infant's wearing apparel and accessories. Hard line merchandise includes textiles and domestics, televisions and electronics, small appliances and housewares, cosmetics and notions, hardware, toys and sporting goods. Over the past five years, soft line departments have provided between 51% and 54% of owned sales. Goldblatt's also licenses jewelry, shoe, millinery and optical departments for operation at certain of its stores.

Goldblatt's continuing operations are comprised of eight discount department stores located in the Chicago, Illinois vicinity and one in Indiana. The department stores maintain a centralized purchasing function, buying goods direct from domestic and international manufacturers and through wholesalers. No single vendor accounted for more than 4% of total department store purchases during fiscal 1999. Supplier relationships are considered strong and Goldblatt's continues to obtain favorable pricing and payment terms on many purchases.

The department store business is seasonal with approximately 30% of total sales occurring in the fourth quarter.

                                          Balance at           Opened/Purchased         Closed/Sold        Balance at
Description                            Beginning of Year            Stores                Stores           End of Year
-----------                            -----------------       ----------------         -----------        -----------
Discount department stores
Fiscal year 1997                              14                                             4                 10
Fiscal year 1998                              10                                                               10
Fiscal year 1999                              10                                             1                  9

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

                                   Employees

The Company employs 670 people, comprised of 4 employees of JG and 666 employees of Goldblatt's. The Company believes that its relationship with its employees is good.

Item 2.       Properties
------------------------
The Company owns and leases the retail merchandise stores, office and warehouse locations described below. In the opinion of management, the properties are suitable and adequate for the conduct of its business.

At April 30, 1999, Goldblatt's owns in fee one retail location in Chicago, Illinois. This one property has gross square footage of 135,000. This property is subject to a mortgage in favor of a regional financial institution. Goldblatt's leases its other eight retail locations, aggregating 580,200 gross square feet, with expirations, excluding renewal options, ranging from 2000 to 2008. Five stores have renewal options of up to 25 years. Aggregate minimum rentals with respect to the foregoing leasehold properties are approximately $1,840,000 annually.



Item 3.       Legal Proceedings
-------------------------------

No material legal proceedings are currently pending against the Company.



Item 4.       Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------------

No matters were submitted to vote of the company's shareholders during the last quarter of the fiscal year ended January 30, 1999.


                                    PART II

Item 5.       Market for the Registrant's Common Equity
              and Related Stockholder Matters
-------------------------------------------------------

Although the Company's Common Stock was listed on the NASD Automated Quotation System (trading symbol: JGIN) through the close of business on October 7, 1998, the volume of shares traded was limited during the years ended January 30, 1999 (fiscal 1999) and January 31, 1998 (fiscal 1998). The following table lists the reported high and low bid quotations as quoted on the NASD Automated Quotation System for each quarterly period during fiscal 1999 and 1998 (through October 7, 1998). Such over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. Effective with the close of business on October 7, 1998, the Company's Common Stock was delisted from the NASDAQ Stock Market, since the Company's Common Stock fell below the NASDAQ requirement of maintaining a $1,000,000 market value of the public float, and the Company was unable to raise the market value above this required level. The Company's Common Stock has been trading over-the-counter since this date. Bid quotations and trading activity are maintained and reported to the Company by National Quotation Bureau, LLC. The Company has not paid dividends in any of the last five years. There were approximately 957 holders of record of Common Stock on April 23, 1999.

                                              Price Range
                                              -----------
                                      High                 Low
                                      ----                 ---
Fiscal 1999
       First Quarter                  $1.06               $ .75
       Second Quarter                  1.06                 .50
       Third Quarter                    .75                 .25
       Fourth Quarter                   .50                 .13

Fiscal 1998
       First Quarter                  $2.00               $1.38
       Second Quarter                  2.00                1.50
       Third Quarter                   1.38                1.13
       Fourth Quarter                  1.44                 .50

Item 6.  Selected Financial Data
--------------------------------

Following is selected financial data for the Company for each of the last five fiscal years.

                                                                          (in thousands, except share data)
                                                                          ---------------------------------

                                                          1999           1998           1997            1996            1995
                                                        --------       --------       --------        --------        --------
Net sales from continuing operations                    $ 52,236       $ 53,483       $ 60,198        $ 72,964        $ 77,106

Operating loss                                            (1,883)        (2,423)        (2,195)         (2,871)            (68)

Loss from continuing operations                           (2,323)        (2,569)        (2,101)         (4,103)         (1,121)

Income (loss) from discontinued
operations                                                                                 (49)          6,856           1,608

Income (loss) before extraordinary items                  (2,323)        (2,569)        (2,150)          2,753             487

Income from extraordinary items                            1,365

Net income (loss)                                           (958)        (2,569)        (2,150)          2,753             487

Net income (loss) available to common
shareholders                                              (1,093)        (2,707)        (2,577)          2,472             267

Per share data:

 Loss from continuing
 operations - basic and diluted                            (2.32)         (2.55)         (1.15)          (1.86)           (.57)

 Net income (loss) - basic                                 (1.03)         (2.55)         (1.17)           1.05             .11

 Net income (loss) - diluted                               (1.03)         (2.55)         (1.17)           1.04             .11

Total assets                                              12,134         14,213         15,675          25,315          76,007

Long-term obligations                                      1,350          3,343          2,031           2,776          11,269

Redeemable preferred stock                                                                               3,937           3,657

Convertible preferred stock                                1,500          1,500          1,500


Weighted average number of common shares
outstanding                                            1,060,670      1,060,674      2,194,085       2,353,445       2,351,702

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

                        Liquidity and Capital Resources


Approximately $97,000 of net cash was provided by operating activities during the year ended January 30, 1999 as compared to approximately $1,235,000 of net cash used in operating activities during the preceding year. The decreased spending stems in large part to a $603,000 reduction in selling, general and administrative ("SG&A") expenses in fiscal 1999 as compared to fiscal 1998, due to an expense reduction program implemented early in fiscal 1999. The increase in cash from operating activities is also attributed to the liquidation of inventory from a store closed during the year, and the decrease in other current assets stemming from the Company's decision to pay rent when due, instead of prepaying rent, as was done in the preceding year.

Goldblatt's Department Stores, Inc. spent $293,000 on capital expenditures during fiscal 1999 related to normal capital maintenance. In addition, approximately $25,000 of furniture, fixtures and computer equipment previously put into storage from the four store closings in fiscal 1997 were transferred out to existing Goldblatt's stores for replacement needs. Goldblatt's expects to utilize a large portion of the remaining furniture and fixtures in storage in fiscal 2000 for both major and minor remodeling projects to be undertaken at its existing store locations.

During fiscal 1998, Goldblatt's executed a $2,000,000 line of credit agreement with a maturity date of April 15, 1999. The agreement provided a line of credit of up to $2,000,000 based on availability of a borrowing base equal to 45% of merchandise inventory. The line was collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement required that Goldblatt's maintain an inventory level of at least $5,500,000, a tangible net worth of $5,500,000 and imposed net loss restrictions for fiscal year 1998 and 1999.

Effective January 28, 1999, Goldblatt's entered into a new Loan and Security Agreement with another financial institution, replacing the aforementioned line of credit agreement. The new agreement provides a revolving line of credit of up to $3,000,000 through January, 2001 based on availability of a borrowing base equal to 50% of merchandise inventory, computed on a first-in, first-out ("FIFO") basis. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a FIFO inventory cost of at least $5,500,000. Additionally, the Company is required to pay down the outstanding line of credit with any available cash on a daily basis. The line is guaranteed by JG. As of January 30, 1999, $2,995,000 is available on the line of credit.

Pursuant to a Stock Purchase Agreement dated December 13, 1996, the Company purchased from Jupiter 445 shares of Series A Preferred Stock and 1,293,258 shares of the Company's Common Stock for an aggregate price of $5,510,864, of which $2,500,108 was paid in cash, $1,264,858 was paid by offset against liabilities of Jupiter to the Company and $1,745,898 was paid by delivery of a promissory note. Effective May 15, 1998, the original $1,745,898 promissory note was amended and restated ("Restated Note"). The Restated Note did not bear interest and was payable in three annual installments of $581,966 each commencing May 15, 1999, with the last installment due and payable on May 15, 2001. In addition, the accrued and unpaid interest of approximately $149,000 as of May 15, 1999 was forgiven. As a result of this transaction, the Company has recognized an extraordinary gain on debt restructuring of approximately $124,000, net of related expenses, during fiscal 1999. On January 29, 1999, the Company and Jupiter entered into a Cancellation Agreement whereby the aforementioned $1,745,898 Restated Noted was canceled in return for a lump-sum payment of $500,000 as full settlement of the outstanding debt obligation. Subsequent to year-end, the Company made the $500,000 lump-sum payment to Jupiter. As a result of this transaction, the Company has recognized an additional extraordinary gain on debt restructuring of approximately $1,241,000, net of related expenses, during fiscal 1999.

The Company believes that Goldblatt's working capital and line of credit will be adequate to fund current operations and service the Company's debt through fiscal 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

                                Year 2000 Issue

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

The Company has focused its efforts on maintaining the data integrity of the existing financial reporting programs and the current store-level operating systems. The Company utilizes an IBM AS400 mainframe system operating with JDA software. The Company has already finished initial testing on the financial reporting applications of the AS400 system. Based upon a thorough review of the programming code by an outside vendor, the AS400 program will require minor levels of modification to become Year 2000 compliant. An upgrade to the AS400 system has been completed and financed through working capital with minimal cost.

Testing of the store-level operating systems have focused on cash register sales transactions and other backroom reporting processes. On-site testing was recently completed. Some programming modifications and new equipment upgrades are anticipated, but the amounts are not expected to be material and will be financed through working capital.

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

The Company's financial condition or liquidity could be adversely effected by business disruption and operational problems if needed modifications to the financial reporting programs and store-level operating systems are not made on a timely basis. Although not anticipated, the worst-case scenario of failure by the Company or its business partners to resolve the Year 2000 issue would be a short-term slowdown in processing credit card transactions. Also, we anticipate limited disruption in our purchasing function as our internal purchasing procedures are manually intensive.

While we continue to focus on solutions for the Year 2000 issues, and expect to be Year 2000 compliant in a timely manner, we are in the process of developing a contingency plan. We expect to finalize the contingency plan by September, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

                             Results of Operations

Year Ended January 30, 1999 (fiscal 1999, 52 weeks) vs. Year Ended January 31, 1998 (fiscal 1998, 53 weeks)

The net loss decreased by $1,611,000 from $2,569,000 in fiscal 1998 to $958,000 in fiscal 1999. That improvement came despite a $400,000 store closing provision for the store closed in November, 1998. During fiscal 1999, the Company also recognized a $1,365,000 extraordinary gain from debt restructuring. In addition, the loss from continuing operations decreased from $2,569,000 in fiscal 1998 to $2,323,000 in fiscal 1999.

Net sales from continuing operations decreased from $53,483,000 to $52,236,000. This decrease is attributable to both the store closing and having one less operating week in fiscal 1999 vs. fiscal 1998. The closed store represented a decrease in sales of approximately $1,155,000, while the effect of the additional week accounted for a sales decrease of $729,000. As a result, the Company experienced a $637,000 sales increase on a comparable store, comparable week basis for fiscal 1999 as compared to fiscal 1998.

The Company's gross profit percentage increased to 32.6% of sales from 32.0% of sales in the previous year. This improvement is attributable to more opportunistic purchasing complemented by tightened controls on markdowns.

Due in large part to the expense reduction program implemented early in fiscal 1999, the Company experienced significant cost savings this year. SG&A expenses decreased by $603,000 from fiscal 1998. Overall expense control and, in particular, reductions in maintenance and other outside service-related expenses, supplies, utilities, general insurance, real estate taxes and corporate overhead expenditures were at the core of the SG&A expense savings. As a result, SG&A expenses have improved to 36.2% of sales in fiscal 1999 from 36.5% of sales in fiscal 1998.



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

While our aggressive promotional and merchandising programs resulted in comparable store sales increases during fiscal 1998, losses from continuing operations increased to $2,569,000 as compared to $2,101,000 in the previous year. The Company's gross profit percentage decreased to 32.0% of sales from 32.7% in the previous year. SG&A increased from 36.3% in fiscal 1997 to 36.5% in fiscal 1998.

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



                          Forward - Looking Statements

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

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

The Company's consolidated financial statements are listed in Part IV, Item 14, of this Report and begin on page 9.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------
None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

The information required by this Item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

The information required by this Item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The information required by this Item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

The information required by this Item will be set forth in the Proxy Statement and such information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
-----------------------------------------------------------------

 (a) The following documents are filed as part of this report:
                                                                      Page
                                                                     Number
                                                                     ------
     (1) Consolidated Financial Statements:

         Report of Independent Accountants                               9

         Consolidated Balance Sheets, January 30, 1999 and
         January 31, 1998                                               10

         Consolidated  Statements of  Operations  for the fiscal
         years ended January 30, 1999, January 31, 1998 and
         January 25, 1997                                               11

         Consolidated  Statements of Common Stock and Other
         Shareholders' Equity for the fiscal years ended
         January 30, 1999, January 31, 1998 and January 25, 1997        12

         Consolidated  Statements  of Cash Flows for the fiscal
         years ended  January 30, 1999, January 31, 1998 and
         January 25, 1997                                               13

         Notes to Consolidated Financial Statements                  14-21

     (2) The Index to Exhibits is on pages 23 through 24.
         ------------------------------------------------

(b)Reports on Form 8-K.

         Form 8-K dated October 7, 1998 was filed with the Securities and Exchange Commission to report that the Company's Common Stock was delisted from the NASDAQ Stock Market effective with the close of business on October 7, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors of JG Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, common stock and other shareholders' equity, and cash flows present fairly, in all material respects, the financial position of JG Industries, Inc. and Subsidiaries (the "Company") at January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




                                                  PricewaterhouseCoopers LLP



Chicago, Illinois
April 2, 1999

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     January 30, 1999 and January 31, 1998
                       (in thousands, except share data)
                                   ----------

ASSETS                                                     January 30,            January 31,
                                                              1999                   1998
                                                         ----------------      ----------------
Current assets:
 Cash and cash equivalents                                         $ 212                 $ 630
 Receivables, net                                                    198                   281
 Merchandise inventories                                           5,724                 6,242
 Other assets - restricted $223 and $0,
      respectively                                                   256                   304
                                                         ----------------      ----------------
Total current assets                                               6,390                 7,457
                                                         ----------------      ----------------

Land, buildings and equipment, at cost:
 Land                                                                478                   478
 Buildings                                                           998                   998
 Leasehold improvements                                            5,670                 6,085
 Furniture and fixtures                                            6,604                 7,346
                                                         ----------------      ----------------
                                                                  13,750                14,907
Less accumulated depreciation
and amortization                                                   9,535                 9,916
                                                         ----------------      ----------------
                                                                   4,215                 4,991
                                                         ----------------      ----------------

Leasehold rights, net                                                 25                    28

Other assets - restricted $1,299
and $1,538, respectively                                           1,504                 1,737
                                                         ----------------      ----------------
                                                                $ 12,134              $ 14,213
                                                         ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                            $ 5
Current portion of long-term debt                                    530                  $ 28
Accounts payable                                                   3,084                 2,574
Accrued liabilities                                                2,210                 2,319
Accrued dividends                                                      7                     7
                                                         ----------------      ----------------
Total current liabilities                                          5,836                 4,928
                                                         ----------------      ----------------

Long-term debt, less current portion                                 745                 2,518

Other long-term liabilities                                          605                   825

Minority interest                                                  1,457                 1,358


Commitments and contingencies

Common stock and other shareholders' equity:

Common shares: no par value;
authorized 10,000,000 shares;
issued 2,405,770 shares                                           11,246                11,246
Paid-in capital                                                    5,939                 5,939
Convertible preferred stock: no par
value; authorized and issued 1,500 shares                          1,500                 1,500
Accumulated deficit                                              (11,581)              (10,488)
Treasury shares - 1,345,100 shares at cost                        (3,613)               (3,613)
                                                         ----------------      ----------------

Total common stock and other
shareholders' equity                                               3,491                 4,584
                                                         ----------------      ----------------
                                                                $ 12,134              $ 14,213
                                                         ================      ================

The accompanying notes are an integral part of these consolidated financial statements.

        JG INDUSTRIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS

    for the fiscal years ended January 30, 1999, January 31, 1998 and January 25, 1997

       (in thousands, except per share data)

                                                              1999                 1998                 1997
                                                              ----                 ----                 ----
Net sales from continuing operations                        $ 52,236            $ 53,483              $ 60,198

Cost of sales                                                 35,187              36,371                40,526
                                                            --------            --------              --------

Gross profit                                                  17,049              17,112                19,672
Selling, general and administrative
expenses                                                      18,932              19,535                21,867
                                                            --------            --------              --------

Operating loss from
continuing operations                                         (1,883)             (2,423)               (2,195)

Other income (expenses):
Interest income                                                  105                 114                   313
Interest expense                                                (161)               (151)                 (161)
Gain/(loss) on sale of assets and
    store closings, net                                         (400)                                       44
Minority interest in net income of
subsidiaries                                                     (99)                (96)                  (89)
                                                            --------            --------              --------
                                                                (555)               (133)                  107
                                                            --------            --------              --------

Loss from continuing operations
before income tax provision                                   (2,438)             (2,556)               (2,088)
Income tax (benefit) provision                                  (115)                 13                    13
                                                            --------            --------              --------

Loss from continuing operations                               (2,323)             (2,569)               (2,101)

Discontinued operations:
    Loss on sale of discontinued
operations, including income during
phase-out period, less applicable income
taxes                                                                                                      (49)
                                                            --------            --------              --------

Loss before extraordinary gain                                (2,323)             (2,569)               (2,150)
                                                            --------            --------              --------

Extraordinary item:
Gain on debt restructuring, net of
related expenses                                               1,365
                                                            --------            --------              --------

Net loss                                                      $ (958)           $ (2,569)             $ (2,150)
                                                            ========            ========              ========

Net loss available to common
shareholders                                                $ (1,093)           $ (2,707)             $ (2,577)
                                                            ========            ========              ========


Per share data - basic and diluted:
Loss from continuing operations                              $ (2.32)            $ (2.55)              $ (1.15)
Loss from discontinued operations                                                                        (0.02)
Extraordinary gain                                              1.29
                                                            --------            --------              --------
Net loss                                                     $ (1.03)            $ (2.55)              $ (1.17)
                                                            ========            ========              ========


The accompanying notes are an integral part of these consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  for the fiscal years ended January 30, 1999,
                     January 31, 1998 and January 25, 1997

                       (in thousands, except share data)
                                 -------------

                                                                                                                     Total Common
                                                                                                                   Stock and Other
                                     Common         Paid-in        Preferred      Accumulated       Treasury        Shareholders'
                                     Shares         Capital          Stock          Deficit         Shares              Equity
                                     ------         -------        ---------      -----------       --------       ---------------
Balances, January 27, 1996           $ 11,246        $ 4,775                         $ (5,204)       $ (1,285)         $ 9,532

Net loss, fiscal 1997                                                                  (2,150)                          (2,150)
Forgiveness of preferred
 stock dividends by Jupiter                            1,164                                                             1,164
Issuance of 1,500 shares of
 Series B preferred stock                                            $ 1,500                                             1,500
Purchase of 1,293,258 common
 shares                                                                                                (2,328)          (2,328)
Dividends accrued on redeemable
 and convertible preferred stock                                                         (427)                            (427)

Balances, January 25, 1997             11,246          5,939           1,500           (7,781)         (3,613)           7,291
                                     --------       --------        --------         --------        --------         --------

Net loss, fiscal 1998                                                                  (2,569)                          (2,569)
Dividends accrued on convertible
 preferred stock                                                                         (138)                            (138)
                                     --------       --------        --------         --------        --------         --------

Balances, January 31, 1998             11,246          5,939           1,500          (10,488)         (3,613)           4,584

Net loss, fiscal 1999                                                                    (958)                            (958)
Dividends accrued on convertible
 preferred stock                                                                         (135)                            (135)
                                     --------       --------        --------         --------        --------         --------

Balances, January 30, 1999           $ 11,246        $ 5,939         $ 1,500         $(11,581)       $ (3,613)         $ 3,491
                                     ========       ========        ========         ========        ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the fiscal years ended January 30, 1999,
                     January 31, 1998 and January 25, 1997

                                 (in thousands)
                                  ------------

                                                               1999          1998        1997
                                                               ----          ----        ----
Cash flows from operating activities:
  Net loss                                                    $ (958)     $ (2,569)   $ (2,150)
  Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                929         1,007       1,229
    Minority interest in net income of subsidiaries               99            96          89
    Net loss (gain) on sale of assets and store closings         400                       (44)
    Extraordinary gain on debt restructuring                  (1,365)
  Changes in assets and liabilities:
    Accounts receivable                                           83             9          17
    Merchandise inventories                                      442            63        (458)
    Other assets (current)                                        48           (80)        111
    Other assets (noncurrent)                                    233          (107)       (130)
    Accounts payable and accrued liabilities                     406           388      (2,566)
    Other liabilities (noncurrent)                              (220)          (42)        (61)
                                                            --------       -------     -------

      Net cash provided by (used in) operating activities         97        (1,235)     (3,963)

Cash flows from investing activities:
    Net proceeds from sale of assets and
    discontinued operations                                        6            21       6,633
    Capital expenditures                                        (366)         (502)     (1,061)
    Purchase of annuity contracts                                              (32)
                                                            --------       -------     -------

      Net cash (used in) provided by investing activities       (360)         (513)      5,572
                                                            --------       -------     -------

Cash flows from financing activities:
    Borrowings under line of credit                            4,155         2,275       8,950
    Repayments under line of credit                           (4,150)       (2,275)     (9,150)
    Proceeds from mortgage borrowing                                           800
    Principal payments of long-term debt                         (25)                   (2,475)
    Redemption of preferred stock from Jupiter                                          (3,183)
    Proceeds from Due from Jupiter                                                       1,265
    Proceeds from issuance of convertible
      preferred stock                                                                    1,500
    Dividends paid on convertible preferred stock               (135)         (136)        (12)
    Purchase of treasury shares                                                           (582)
                                                            --------       -------     -------
      Net cash (used in) provided by  financing activities      (155)          664      (3,687)
                                                            --------       -------     -------

Net decrease in cash and cash equivalents                       (418)       (1,084)     (2,078)

Cash and cash equivalents at beginning of year                   630         1,714       3,792
                                                            --------       -------     -------

Cash and cash equivalents at end of year                       $ 212         $ 630     $ 1,714
                                                            ========       =======     =======
Cash paid during the fiscal year for:
    Interest                                                   $ 126          $ 45       $ 147
    Income taxes                                                  13            17         407


The accompanying notes are an integral part of these consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

1.       Summary of Significant Accounting Policies

         A) Principles of Consolidation - The consolidated financial statements include the accounts of JG Industries, Inc. (the "Company" or "JG") and subsidiary companies that are majority owned or effectively controlled. The Company's majority owned subsidiaries include Goldblatt's Department Stores, Inc. ("Goldblatt's") (the Company's discount department store division) and Sussex Group Holding Company. The Company is engaged in retail merchandising operations in one continuing business segment consisting of nine discount department stores primarily located in the Chicago, Illinois vicinity. Significant intercompany accounts and transactions have been eliminated.

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

         B) Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 30, 1999 and January 31, 1998, cash and cash equivalents are concentrated with banks located in the Midwest region of the United States.

         C) Merchandise Inventories - Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 85% and 86% of the inventory using the retail method as of January 30, 1999 and January 31, 1998, respectively. The remaining inventory is valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $479,000 and $497,000 higher at January 30, 1999 and January 31, 1998, respectively. During fiscal 1999, 1998 and 1997, certain LIFO inventory levels were reduced which increased net income by approximately $75,000, $16,000 and $176,000, respectively, due to the matching of older historical inventory cost with current sales dollars.

         D) Land, Buildings and Equipment - Depreciation is computed using the straight-line method over the following estimated useful lives of the assets: buildings - 25 to 30 years; leasehold improvements - up to 25 years, depending on the applicable lease term; and furniture, fixtures and equipment - 3 to 12-1/2 years. Asset costs and related accumulated depreciation are eliminated from the accounts when the asset is disposed of or at the end of its estimated useful life. Expenditures for renewals and betterments are capitalized, while costs of maintenance and repairs are charged to operations when incurred.

         E) Leasehold Rights - Leasehold rights represent the value or cost of leases acquired and improvements. Amortization of the rights is computed using the straight-line method over the terms of the related leases. Leasehold rights are shown net of accumulated amortization of $25,000 at January 30, 1999 and $22,000 at January 31, 1998.

         F) Store Pre-Opening Costs - Noncapital expenditures incurred prior to the opening of a new store are charged to expense in the year the store is opened.

         G) Per Share Data - During fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires the presentation of basic earnings per share and, for companies with potential dilutive securities, such as stock options and warrants, diluted earnings per share. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997 and requires restatement of earnings per share for prior periods.

                For fiscal 1999, 1998 and 1997, basic and diluted per share calculations are computed based on the weighted average number of common shares outstanding (after giving effect to the one-for-three reverse stock split in fiscal 1997) of 1,060,670, 1,060,674 and 2,194,085, respectively. Incremental shares from assumed conversions of preferred stock of 666,667 in fiscal 1999 and 1998 are not included as they would be anti-dilutive. Options to purchase 162,167 and 171,167 shares of common stock were outstanding at January 30, 1999 and January 31,1998, respectively, but were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares, and they also would be anti-dilutive.

                Loss per share applicable to common shares for fiscal 1999, 1998 and 1997 is computed after recognition of the dividend requirements of $135,000, $138,000 and $427,000, respectively, on the redeemable and convertible preferred stock.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                                  ------------

1.       Summary of Significant Accounting Policies, continued

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

         J) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at January 30, 1999 and January 31, 1998 and the reported amounts of revenues and expenses during the three years ended January 30, 1999. Actual results could differ from those estimates.



         2.       Stock Transactions

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



3.       Receivables

         Receivables in the consolidated balance sheets are shown net of the allowances for doubtful accounts and consist of the following at January 30, 1999 and January 31, 1998:

                                                            1999           1998
                                                              (in thousands)
         Accounts receivable - trade                       $   16         $   70
         Accounts receivable - other                          198            232
                                                           ------         ------
                                                              214            302
             Less allowance for doubtful accounts              16             21
                                                           ------         ------
                                                           $  198         $  281
                                                           ======         ======

         An analysis of the allowance for doubtful accounts and the net provision charged to operations for fiscal 1999, 1998 and 1997 is as follows:

                                                  1999    1998    1997
                                                  ----    ----    ----
                                                       (in thousands)
         Allowance for doubtful accounts,
         beginning of year                        $ 21    $ 42    $ 42
         Accounts receivable written off            (5)    (21)
                                                  ----    ----    ----

         Allowance for doubtful accounts,
         end of year                              $ 16    $ 21    $ 42
                                                  ====    ====    ====

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                                  ------------

4.       Accrued Liabilities

         Significant components of accrued liabilities consist of accrued real estate taxes of $1,188,000 and $956,000, and accrued vacation of $274,000 and $283,000 as of January 30, 1999 and January 31, 1998,
         respectively.

5.       Notes Payable and Long-Term Debt

         Long-term debt at January 30, 1999 and January 31, 1998 is summarized as follows (in thousands):

                                                              Balance
                                                       --------------------        Interest
           Description                                 1/30/99      1/31/98          Rate
           -----------                                 -------      -------        --------
            JG:
              Jupiter promissory note                   $  500      $ 1,746           6.0%*
            Goldblatt's:
              Mortgage loan                                775          800           8.5%
                                                        ------      -------
                                                         1,275        2,546
           Less current maturities                         530           28
                                                        ------      -------
                                                        $  745      $ 2,518
                                                        ======      =======

          *On May 15, 1998, the original $1,746,000 Jupiter promissory note was amended and restated to a non-interest bearing status, as of that date.

         Long-term debt maturing within each of the five fiscal years subsequent to January 30, 1999 is as follows (in thousands):

                               2000                    $ 530
                               2001                       33
                               2002                       36
                               2003                       39
                               2004                       42



         The Jupiter promissory note was originally payable in three installments commencing December 13, 1997. The Company did not make the first installment payment of $581,966 due to pending debt restructuring negotiations. Effective May 15, 1998, the original $1,745,898 promissory note obligation was amended and restated. The amended and restated promissory note was non-interest bearing unless an event of default occurred, as defined in the agreement, at which time interest would be accrued at 9% per annum from the date of default. The note was payable in three annual installments of $581,966 each commencing May 15, 1999, with the last installment due and payable on May 15, 2001. As a result of the amendment and restatement, the obligation was reported as a non-current liability as of January 31, 1998. In addition, the accrued and unpaid interest of approximately $149,000 as of May 15, 1999 was forgiven. As a result of this transaction, the Company recognized an extraordinary gain on debt restructuring of approximately $124,000, net of related expenses, during fiscal 1999. On January 29, 1999, the Company and Jupiter entered into a Cancellation Agreement whereby the amended and restated $1,745,898 promissory obligation was canceled upon a lump-sum payment of $500,000 to Jupiter. Subsequent to year-end, the Company made the $500,000 lump-sum payment to Jupiter. As a result of this transaction, the Company recognized an additional extraordinary gain on debt restructuring of approximately $1,241,000, net of related expenses, during fiscal 1999.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                                  ------------

5.       Notes Payable and Long-Term Debt, continued

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

         During fiscal 1998, Goldblatt's executed a line of credit agreement, which provided a line of credit of up to $2,000,000 through May 1, 1998 based on availability of a borrowing base equal to 45% of merchandise inventory. The line was collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement required that Goldblatt's maintain an inventory level of at least $5,500,000, a tangible net worth of $5,500,000 and imposed net loss restrictions for fiscal years 1998 and 1999. Interest was payable at the prime rate plus 1%. At January 31, 1998, Goldblatt's was in violation of the net loss covenant. Subsequent to year-end, the financial institution granted Goldblatt's a waiver of this covenant effective January 31, 1998 and, in addition, amended the line of credit maturity date to April 15, 1999. There were no outstanding borrowings on the line on January 31, 1998.

         Effective January 28, 1999, Goldblatt's entered into a new Loan and Security Agreement ("Loan Agreement") with another financial institution, replacing the aforementioned line of credit agreement. The Loan Agreement provides a revolving line of credit of up to $3,000,000 through January, 2001 based on availability of a borrowing base equal to 50% of merchandise inventory computed on a FIFO basis. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a FIFO inventory cost of at least $5,500,000. Additionally, the Company is required to pay down the outstanding line of credit with any available cash on a daily basis. Interest is payable at the prime rate plus 1%. The line is guaranteed by JG. There was $5,000 in outstanding borrowings on the line as of January 30, 1999. At January 30, 1999, the Company had $2,995,000 available on the line of credit.

         The weighted average interest rate on short-term borrowings for fiscal 1999, 1998 and 1997 was 9.28%, 9.50% and 6.44%, respectively.



6.       Preferred Stock

         The Redeemable Preferred Stock consisting of 445 shares of Series "A" 9% Cumulative Preferred Stock with a face and liquidation value of $3,183,000 was acquired by the Company and canceled on December 13, 1996. In connection with this acquisition, Jupiter also waived accrued dividends of $1,164,000. The gain related to the waiver was recorded as an increase to paid-in capital.

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

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                                 --------------

7.       Income Taxes

         The income tax provision before minority interest is comprised of current state taxes of $13,000 for fiscal 1999, offset by a tax benefit related to the reversal of previously recorded tax liability of $128,000. For fiscal 1998 and 1997, the income tax provision before minority interest is comprised of current state taxes of $13,000.


         At January 30, 1999, the Company has net operating loss carryforwards of approximately $23,348,000 available to offset future taxable income for federal income tax purposes. These carryforwards expire principally in fiscal 2000 through 2014. The amount of carryforwards which expired in fiscal 1999 was $414,551.

         The components of the net deferred tax assets and liabilities as of January 30, 1999 and January 31, 1998 are as follows:

                                                     1999            1998
                                                     ----            ----
                                                        (in thousands)
         Deferred tax assets:
             Inventory                              $  126         $   163
             Accruals and other liabilities            236             271
             Alternative Minimum Tax credit            398             398
             Net operating loss carryforwards        9,106           8,639
                                                    ------         -------
                                                     9,866           9,471

              Valuation allowance                   (9,085)         (8,604)
                                                    ------         -------
                                                       781             867
                                                    ------         -------

         Deferred tax liabilities:
              Property, plant and equipment            781             867
                                                    ------         -------
                                                       781             867
                                                    ------         -------

                  Net deferred tax liabilities      $    -         $     -
                                                    ======         =======

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                                 --------------

8.       Lease Commitments

         The following table presents the future minimum lease commitments for all operating leases that have initial or remaining noncancelable terms in excess of one year. The leases expire in fiscal 2000 to 2008 and have various renewal options.

                 Fiscal                                      Operating
                  Year                                         Leases
                 ------                                      ----------
                                                           (in thousands)
                  2000                                       $  1,840
                  2001                                          1,806
                  2002                                          1,725
                  2003                                          1,741
                  2004                                          1,390
                  Thereafter                                    2,217
                                                              -------
                   Total minimum lease payments               $10,719
                                                              =======

         Certain store leases contain contingent rental provisions based on retail sales. Rent expense, net of insignificant sublease income, for fiscal years 1999, 1998 and 1997 was $1,894,000, $1,873,000 and
         $1,962,000, respectively, including contingent rentals of $223,000, $228,000 and $209,000, respectively. Straight-line rent obligations of $605,000 and $694,000 are included in other long-term liabilities at January 30, 1999 and January 31, 1998, respectively.

9.       Sale of Assets and Store Closings

         During fiscal 1999, the Company closed one of its underperforming Goldblatt's store locations in Chicago and recorded a store closing provision of $400,000. During fiscal 1997, the Company sold three stores and recorded a gain of $908,000. The gain was offset in part by a loss of $864,000 resulting from a store closing that year. The furniture, fixtures and computer equipment from the five closed stores (with net book values of approximately $331,000 and $382,000 as of January 30, 1999 and January 31, 1998, respectively) were retained and placed into storage. During fiscal 1999 and 1998, furniture, fixtures and computer equipment with a net book value of approximately $25,000 and $56,000, respectively, were transferred to existing Goldblatt's stores for replacement needs. Goldblatt's expects to utilize a large portion of the remaining furniture and fixtures in storage in fiscal 2000 for both major and minor remodeling projects to be undertaken at its existing store locations.

10.      Pension, Profit-Sharing and Employee Benefit Plans

         The Company has a defined contribution plan which substantially all non-union employees may join after completing one year and 1,000 hours of service. Annually, the Company contributes a discretionary amount determined by the Board of Directors and participants may voluntarily contribute varying percentages of their compensation.

         Approximately $120,000, $117,000 and $134,000 of expenses relating to these plans are included in the consolidated statements of operations in fiscal 1999, 1998 and 1997, respectively. All plans are qualified under provisions of the Internal Revenue Code.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                                 --------------

11.      Stock Option Plan

         Effective fiscal 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". As provided by SFAS No. 123, the
         Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".


         The Company currently has stock options granted under two stock option plans. Under the 1983 Stock Option and Stock Appreciation Rights Plan ("1983 Plan"), 100,000 shares are authorized and 7,833 shares are outstanding as of January 30, 1999. Under the 1988 Stock Option Plan ("1988 Plan"), 306,667 shares are authorized and 154,334 shares are outstanding as of January 30, 1999. All options vest immediately once granted. All options are exercisable for a 10-year period beginning on the date of the grant. The weighted-average remaining contractual life of options outstanding at January 30, 1999 is approximately 7 years.


         Information for the fiscal years ended January 25, 1997, January 31, 1998 and January 30, 1999 with respect to options under the Company's 1983 and 1988 Plans is as follows:

                                                                                        Weighted-Average
                                            Number of            Exercise                   Exercise
         Shares under Option:                Shares          Price per Share             Price per Share
                                         --------------     -------------------     --------------------------
            January 27, 1996                  49,500          $1.50 to $4.88                 $2.75
                Granted                       58,000               1.38                       1.38
                Expired/Canceled             (18,333)              4.88                       4.88
                                         --------------

            January 25, 1997                  89,167           1.38 to 1.50                   1.42
                Granted                       85,000               1.50                       1.50
                Expired/Canceled              (3,000)              1.50                       1.50
                                         --------------

            January 31, 1998                 171,167           1.38 to 1.50                   1.46
                Expired/Canceled              (9,000)              1.50                       1.50
                                         --------------


            January 30, 1999                 162,167           1.38 to 1.50                   1.46
                                         ==============

         No compensation expense has been recognized by the Company as all options were granted at the market price of the stock on the day of the grants. Had compensation expense for the Company's stock based compensation plans been determined based on the fair market value at the grant dates consistent with the method of SFAS 123, the Company's pro forma net loss and net loss per basic and diluted share would have been approximately $2,644,000 and $2.62, and $2,200,000 and $1.20 for
         fiscal 1998 and 1997, respectively. No options were granted during fiscal 1999.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for fiscal 1998 and 1997. Adjustments for forfeitures are made as they occur.

                                                  1998                   1997
                                             ---------------      ----------------
               Risk free interest rate            6.26%                   6.16%
               Expected dividend yield            0.00%                   0.00%
               Expected volatility factor        86.32                   94.24
               Expected option term (years)          3                       3

         The weighted-average fair value per option at the date of grant for options granted in fiscal 1998 and 1997 was $.88 and $.86, respectively.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES

                                 -------------

12.      Fourth Quarter Adjustments

         Results of continuing operations in the fourth quarter of fiscal 1999, 1998 and 1997 were increased by year-end adjustments of approximately $44,000, $66,000 and $170,000, respectively, which related primarily to adjustments to inventory and certain miscellaneous accruals.



13.      Supplementary Information
         Charges to selling, general and administrative expenses for fiscal 1999, 1998 and 1997 include the following:

                                                          1999       1998       1997
                                                          ----       ----       ----
                                                                (in thousands)
             Advertising costs                          $ 1,102    $ 1,091    $ 1,252
             Real estate and personal property taxes        751        811      1,106

         Advertising costs are expensed when incurred.

14.      Related Party Transactions

         The Company purchased a certain annuity contract from a former affiliate to secure consulting payments to the chief executive officer ("Executive"), as required by the Employment Agreement and Consulting Agreement. Pursuant to the Consulting Agreement, the Executive has agreed to provide certain services to the Company for which he (or his estate) will be paid $223,000 per year for ten years. The obligations of the Company, pursuant to the Consulting Agreement, are secured by the annuity contract, pursuant to a Pledge and Security Agreement dated as of January 25, 1991. The total account value of the contract as of January 30, 1999 and January 31, 1998 is $1,522,000 and $1,538,000,
         respectively, and is included in other assets and designated as "restricted". During fiscal 1999, the Executive commenced providing consulting services and, as a result, the Company entered into a settlement option for a fixed payout schedule on the annuity contract. The current portion of the annuity contract is $223,000 as of January 30, 1999.

         The Company earned interest of $95,000, $86,000 and $118,000 on this annuity contract during fiscal 1999, 1998 and 1997, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   JG INDUSTRIES, INC.

Dated: April 29, 1999                              By /s/ William Hellman
                                                     ------------------------
                                                       William Hellman
                                                       Chairman and Chief
                                                       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chief Executive Officer:

/s/ William Hellman          Chairman and Chief        Date:  April 29, 1999
-------------------------    Executive Officer
William Hellman


Directors:

/s/ Sheldon Collen           Director                  Date:  April 29, 1999
-------------------------
Sheldon Collen


/s/ Clarence Farrar          Director, and Chief       Date:  April 29, 1999
-------------------------
Clarence Farrar              Operating Officer

/s/ Lionel Goldblatt         Director                  Date:  April 29, 1999
-------------------------
Lionel Goldblatt

/s/ Sheldon Harris           Director                  Date:  April 29, 1999
-------------------------
Sheldon Harris

/s/ William Hellman          Director                  Date:  April 29, 1999
-------------------------
William Hellman

/s/ Philip Rootberg          Director                  Date:  April 29, 1999
-------------------------
Philip Rootberg

/s/ Wallace W. Schroeder     Director                  Date:  April 29, 1999
-------------------------
Wallace W. Schroeder

                               INDEX TO EXHIBITS
                               -----------------
Exhibit No.
-----------
                                  Description
                                  -----------


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

                               -----------------
Exhibit No.
-----------
                                  Description
                                  -----------

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

      10.27 Fourteenth Amendment to Amended and Restated Employment Agreement, dated August 31, 1997, between the Company, Goldblatt's Department Stores, Inc. and William Hellman. (Previously filed as Exhibit 10.27 to the January 31, 1998 Form 10-K and is incorporated herein by reference.)

      10.28 Fifteenth Amendment to Amended and Restated Employment Agreement, dated November 12, 1998, between the Company, Goldblatt's Department Stores, Inc. and William Hellman.

      21         List of Subsidiaries.

      27         Financial Data Schedule.