Form 10-Q
period 1999-05-01
JG INDUSTRIES INC/IL/
filed 1999-06-15
CIK 42179

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q



                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarterly period ended               May 1, 1999
                                   ---------------------------------------

                                      OR


                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the transition period from____________________to___________________


   Commission File number                   1-258
                          ------------------------------------------------



                              JG INDUSTRIES, INC.
   -----------------------------------------------------------------------
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

         Common Stock outstanding as of May 1, 1999 - 1,060,670 shares

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                         ITEM 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:

JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
----------------------------------------------

In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of May 1, 1999, January 30, 1999, and May 2, 1998 and the results of its operations and its cash flows for the quarters ended May 1, 1999 (first quarter of fiscal 2000) and May 2, 1998 (first quarter of fiscal 1999) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                                    May 1,       January 30,       May 2,
                                                     1999           1999            1998
                                                   --------      -----------      --------
ASSETS

Current Assets:
  Cash and cash equivalents                        $     81      $       212      $    323
  Receivables, net                                      394              198           493
  Merchandise inventories                             6,355            5,724         6,721
  Other current assets - restricted $223,
   $223 and $0, respectively                            343              256           221
                                                   --------      -----------      --------
      Total current assets                            7,173            6,390         7,758
                                                   --------      -----------      --------

Land, buildings and equipment, at cost               13,883           13,750        15,079
Less accumulated depreciation and amortization        9,737            9,535        10,148
                                                   --------      -----------      --------
                                                      4,146            4,215         4,931
                                                   --------      -----------      --------

Leasehold rights, net                                    24               25            28
Other assets - restricted $1,271, $1,299
 and $1,538, respectively                             1,476            1,504         1,735
                                                   --------      -----------      --------
                                                   $ 12,819      $    12,134      $ 14,452
                                                   ========      ===========      ========

LIABILITIES, COMMON STOCK AND OTHER
 SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings                            $  2,313      $         5
  Current portion of long-term debt and
   capitalized lease obligations                         40              530      $     28
  Accounts payable                                    3,163            3,084         3,723
  Accrued liabilities                                 1,700            2,210         2,129
  Accrued dividends                                       7                7             7
                                                   --------      -----------      --------
      Total current liabilities                       7,223            5,836         5,887
                                                   --------      -----------      --------

Long-term debt and capitalized lease
 obligations, less current portion                      753              745         2,511
Other long-term liabilities                             583              605           803
Minority interest                                     1,479            1,457         1,382

Common stock and other shareholders' equity:
  Common shares; no par value; authorized
   10,000,000 shares; issued 2,405,770 shares        11,246           11,246        11,246
  Paid-in capital                                     5,939            5,939         5,939
  Convertible preferred stock; no par value;
   authorized and issued 1,500 shares                 1,500            1,500         1,500
  Accumulated deficit                               (12,291)         (11,581)      (11,203)
  Treasury shares - 1,345,100 shares at cost         (3,613)          (3,613)       (3,613)
                                                   --------      -----------      --------
                                                      2,781            3,491         3,869
                                                   --------      -----------      --------
                                                   $ 12,819      $    12,134      $ 14,452
                                                   ========      ===========      ========

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE QUARTERS ENDED MAY 1, 1999 AND MAY 2, 1998
                       (in thousands, except share data)
                                  (unaudited)
                          ---------------------------

                                                   Quarter Ended
                                              -----------------------
                                                 May 1,        May 2,
                                                  1999          1998
                                              -----------   ----------
Net sales                                      $  11,683    $  11,749
Cost of sales                                      7,845        7,779
                                              -----------   ----------
   Gross profit                                    3,838        3,970
Selling, general and
  administrative expenses                          4,460        4,579
                                              -----------   ----------
   Operating loss                                   (622)        (609)

Interest expense, net                                (22)         (38)

Minority interest in net income
  of subsidiary                                      (22)         (24)
                                              -----------   ----------
   Loss before income tax provision                 (666)        (671)

Income tax provision                                 (10)         (10)
                                              -----------   ----------
   Net loss                                    $    (676)   $    (681)
                                              ===========   ==========

Net loss available to common shareholders      $    (710)   $    (715)
                                              ===========   ==========
Net loss per common share - basic
  and diluted                                  $   (0.67)   $   (0.67)
                                              ===========   ==========
Weighted average number of common
  shares outstanding                           1,060,670    1,060,670
                                              ===========   ==========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  for the fiscal year ended January 30, 1999
                       and the quarter ended May 1, 1999

                                (in thousands)
                                  (unaudited)

                               ----------------

                                                                                                        Total Common
                                                                                                       Stock and Other
                                   Common      Paid-In      Preferred     Accumulated     Treasury      Shareholders'
                                   Shares      Capital        Stock         Deficit        Shares          Equity
                                  ---------    ---------    ---------     -----------     ----------   -------------
Balances, January 31, 1998        $  11,246    $   5,939     $  1,500     $  (10,488)     $  (3,613)     $  4,584

Net loss, fiscal 1999                                                           (958)                        (958)

Dividends accrued on
  convertible preferred stock                                                   (135)                        (135)
                                  ---------    ---------     --------     -----------     ----------     ---------
Balances, January 30, 1999           11,246        5,939        1,500        (11,581)        (3,613)        3,491

Net loss, thirteen week
  period ended May 1, 1999                                                      (676)                        (676)

Dividends accrued on
   convertible preferred stock                                                   (34)                         (34)
                                  ---------    ---------     --------     -----------     ----------     ---------
Balances, May 1, 1999             $  11,246    $   5,939     $  1,500     $  (12,291)     $  (3,613)     $  2,781
                                  =========    =========     ========     ===========     ==========     =========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE QUARTERS ENDED MAY 1, 1999 AND MAY 2, 1998
                                (in thousands)
                                  (unaudited)



                                                                                 Quarter Ended
                                                                        ---------------------------------
                                                                           May 1,              May 2,
                                                                            1999                1998
                                                                        -------------       -------------
Cash flows from operating activities:
     Net loss                                                            $     (676)         $     (681)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
           Depreciation and amortization                                        203                 232
           Minority interest                                                     22                  24
     Changes in assets and liabilities:
           Accounts receivable                                                 (196)               (212)
           Merchandise inventories                                             (631)               (479)
           Other assets (current)                                               (87)                 83
           Other assets (noncurrent)                                             28                   2
           Accounts payable and accrued liabilities                            (431)                959
           Other liabilities (noncurrent)                                       (22)                (22)
                                                                        -------------       -------------
           Net cash used in operating activities                             (1,790)                (94)
                                                                        -------------       -------------

Cash flows from investing activities:
     Capital expenditures                                                      (102)               (172)
                                                                        -------------       -------------
           Net cash used in investing activities                               (102)               (172)
                                                                        -------------       -------------

Cash flows from financing activities:
     Net borrowings under line of credit                                      2,308
     Redemption of promissory note to Jupiter                                  (500)
     Principal payments of long-term debt
      and capital lease obligations                                             (13)                 (7)
     Dividends paid on convertible preferred stock                              (34)                (34)
                                                                        -------------       -------------
           Net cash provided by (used in) financing activities                1,761                 (41)
                                                                        -------------       -------------

Net decrease in cash and cash equivalents                                      (131)               (307)

Cash and cash equivalents at beginning of year                                  212                 630
                                                                        -------------       -------------
Cash and cash equivalents at end of quarter                              $       81          $      323
                                                                        =============       =============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis for approximately 87%, 85% and 88% of the inventory as of May 1, 1999, January 30, 1999 and May 2, 1998, respectively, using the retail method. The remaining inventory is valued on the first-in, first-out ("FIFO") basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $494,000, $479,000 and $512,000 higher at May 1, 1999, January 30,
     1999 and May 2, 1998, respectively.

2) Receivables are presented net of allowances for doubtful accounts of approximately $19,000 at May 1, 1999, $16,000 at January 30, 1999 and $21,000 at May 2, 1998.

3) Leasehold rights are shown net of accumulated amortization of $26,000 at May 1, 1999, $25,000 at January 30, 1999 and $22,000 at May 2, 1998.

4) The Company entered into a capital lease for computer equipment. Future minimum lease payments at May 1, 1999 for the following fiscal years are as follows:

         Fiscal Year                          Amount
         -----------                          ------
         2000                                 $ 8,906
         2001                                  11,874
         2002                                  11,877
                                              -------
         Total minimum lease payments          32,657
         Less amount representing interest      3,727
                                              -------
                                               28,930

         Less current portion of capital
           lease obligation                     9,726
                                              -------

         Long-term capital lease obligations  $19,204
                                              -------

     The accumulated depreciation on the capital lease was approximately $1,000 as of May 1, 1999.


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

     Effective May 15, 1998, the original $1,745,898 promissory note was amended and restated ("Restated Note"). The Restated Note did not bear interest and was payable in three annual installments of $581,966 each commencing May 15, 1999, with the last installment due and payable on May 15, 2001. As a result of the amendment and restatement, the obligation was reported as a non-current liability as of May 2, 1998.

     On January 29, 1999, the Company and Jupiter entered into a Cancellation Agreement whereby the aforementioned $1,745,898 Restated Note was canceled in return for a lump-sum payment of $500,000 as full settlement of the outstanding debt obligation. During the first quarter of fiscal 2000, the Company made the $500,000 lump-sum payment to Jupiter. As a result of the negotiated settlement, the $500,000 obligation was reported as a current liability as of January 30, 1999.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


6) During fiscal 1998, Goldblatt's Department Stores, Inc. ("Goldblatt's", a wholly-owned subsidiary of the Company) executed a $2,000,000 line of credit agreement with a maturity date of April 15, 1999. The agreement provided a line of credit of up to $2,000,000 based on availability of a borrowing base equal to 45% of merchandise inventory. The line was collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement required that Goldblatt's maintain an inventory level of at least $5,500,000, a tangible net worth of $5,500,000 and imposed net loss restrictions for fiscal years 1998 and 1999.


     Effective January 28, 1999, Goldblatt's entered into a new Loan and Security Agreement with another financial institution, replacing the aforementioned line of credit agreement. The new agreement provides a revolving line of credit of up to $3,000,000 through January, 2001 based on availability of a borrowing base equal to 50% of merchandise inventory, computed on a FIFO basis. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a FIFO inventory cost of at least $5,500,000. Additionally, the Company is required to pay down the outstanding line of credit with any available cash on a daily basis. The line is guaranteed by the Company. As of May 1, 1999, there was approximately $2,313,000 in outstanding borrowings on the line and, as of that date, approximately $687,000 was available on the line of credit.

7) Effective January 30, 1998, Goldblatt's entered into a mortgage loan agreement for $800,000 with an 8.5% fixed rate of interest from a regional financial institution. The mortgage is secured by a parcel of owned real estate housing a Goldblatt's store. The loan agreement stipulates monthly principal and interest payments of $7,878 and a final principal payment of approximately $547,000 due on January 31, 2005. The loan agreement requires that no default exists under the line of credit agreement.


8) On December 13, 1996, the Company, pursuant to the terms of a certain Series B Convertible Preferred Stock Purchase Agreement (the "Series B Preferred Stock Purchase Agreement"), by and among certain officers and a director of the Company (collectively, the "Purchasers") and the Company, issued and sold to the Purchasers, through a private placement, 1,500 shares of Series B Convertible Preferred Stock of the Company, no par value per share (the "Series B Preferred Shares"), for an aggregate purchase price of $1,500,000. Holders of Series B Preferred Shares are entitled to vote with the holders of Common Stock on all matters submitted to a vote of the Company's shareholders as a single class. Currently, each share of Series B Preferred Stock is entitled to 444.44 votes.


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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

9) For the first quarters of fiscal 2000 and 1999, basic and diluted per share calculations are computed based on the weighted average number of common shares outstanding of 1,060,670. Incremental shares from assumed conversions of preferred stock of 666,667 in the first quarters of fiscal 2000 and 1999 are not included as they would be anti-dilutive. Options to purchase 156,167 and 163,167 shares of common stock were outstanding at May 1, 1999 and May 2, 1998, respectively, but were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares, and they also would be anti-dilutive.

     Loss per share applicable to common shares is computed after recognition of the dividend requirements on the convertible preferred stock of $34,000 in fiscal 2000 and in fiscal 1999.



                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Cash and cash equivalents decreased by $131,000 during the quarter ended May 1, 1999, which included approximately $1,790,000 of net cash used in operating activities. Accounts receivable increased by $196,000 due primarily to a normal increase in layaway receivables during the first quarter. Merchandise inventory increased by $631,000 during the quarter related to normal seasonal increases in stock levels. Also, accrued liabilities decreased by $510,000 due in large part to the payment of current real estate tax obligations during the quarter.

Goldblatt's spent approximately $102,000 on capital expenditures during the first quarter of fiscal 2000. These expenditures were for normal capital maintenance as well as certain upgrades to existing equipment related to Year 2000 compliance. Capital expenditures for the remainder of fiscal 2000 will focus on leasehold improvement renovations at several store locations and additional computer equipment pertaining to Year 2000 compliance.

Effective January 28, 1999, Goldblatt's executed a new Loan and Security Agreement with a national financial institution. The new agreement provides a revolving line of credit of up to $3,000,000 through January, 2001 based on availability of a borrowing base equal to 50% of merchandise inventory, computed on a FIFO basis. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a FIFO inventory cost of at least $5,500,000. Additionally, the Company is required to pay down the outstanding line of credit with any available cash on a daily basis. The line is guaranteed by the Company. As of May 1, 1999, there was approximately $2,313,000 in outstanding borrowings on the line and, as of that date, approximately $687,000 was available on the line of credit.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                  LIQUIDITY AND CAPITAL RESOURCES - CONTINUED
                  -------------------------------------------

Effective May 15, 1998, the original $1,745,898 Jupiter 6% promissory note obligation was amended and restated ("Restated Note"). The Restated Note did not bear interest and was payable in three annual installments of $581,966 each commencing May 15, 1999, with the last installment due and payable on May 15, 2001. On January 29, 1999, the Company and Jupiter entered into a Cancellation Agreement whereby the aforementioned $1,745,898 Restated Note was canceled in return for a lump-sum payment of $500,000 as full settlement of the outstanding debt obligation. During the first quarter of fiscal 2000, the Company made the $500,000 lump-sum payment to Jupiter.

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

Testing of the store-level operating systems has focused on cash register sales transactions and other backroom reporting processes. On-site testing was recently completed. Some programming modifications and new equipment upgrades are anticipated, but the amounts are not expected to be material and will be financed through working capital.

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------


Quarter Ended May 1, 1999 (fiscal 2000) vs.
-------------------------------------------
Quarter Ended May 2, 1998 (fiscal 1999)
---------------------------------------

Net sales increased to $11,683,000 for the quarter surpassing last year's comparable store sales of $10,893,000 by $790,000, or 7.2%.

The Company's gross profit percentage was 32.8% of sales as compared to 33.8% of sales in the first quarter of fiscal 1999. This reduction is due in part to additional promotional efforts made during the Easter selling season, which
successfully bolstered holiday sales.   In addition, the Company increased its
shrinkage reserve during the current year.

Selling, general and administrative ("SG&A") expenses decreased by $119,000 for the quarter as compared to the previous year. Savings in store-level operating expenses were attained this quarter from operating one less store location versus last year. Reductions in outside service-related expenses, supplies and health insurance were also experienced this quarter as compared to the first quarter of fiscal 1999. In addition, payroll related costs from store operations decreased to 14.6% of sales for the quarter as compared to 15.0% of sales a year ago. Consequently, SG&A expenses improved to 38.2% of sales versus 39.0% of sales during the same period last year.

The net loss for the quarter decreased by $5,000 from $681,000 in fiscal 1999 to $676,000 this year.


                          FORWARD  LOOKING STATEMENTS
                          ---------------------------

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

PART II - OTHER INFORMATION
---------------------------

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

  (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K - None

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto fully authorized.


                                         JG INDUSTRIES, INC.
                                         -------------------
                                           (Registrant)



Date:   June 15, 1999                    /s/ Clarence Farrar
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