Form 10-Q
period 1999-07-31
JG INDUSTRIES INC/IL/
filed 1999-09-14
CIK 42179

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                July 31, 1999
                               -------------------------------------------------

                                      OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------

Commission File number                         1-258
                      ----------------------------------------------------------


                              JG INDUSTRIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           ILLINOIS                                          36-1141010
-------------------------------                    -----------------------------
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


        Common Stock outstanding as of July 31, 1999 - 1,060,670 shares
        ---------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                         ITEM 1. FINANCIAL STATEMENTS



Company or group of companies for which report is filed:

                JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
                ----------------------------------------------

In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of July 31, 1999, January 30, 1999, and August 1, 1998 and the results of its operations and its cash flows for the thirteen and twenty-six week periods ended July 31, 1999 (fiscal 2000) and August 1, 1998 (fiscal 1999) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       (in thousands, except share data)
                                  (unaudited)


                                                           July 31,       January 30,       August 1,
                                                             1999             1999            1998
                                                          ---------       -----------       ---------
ASSETS

Current Assets:
  Cash and cash equivalents                               $     92          $    212         $    342
  Receivables, net                                             385               198              501
  Merchandise inventories                                    6,770             5,724            7,828
  Other current assets - restricted $223,
    $223 and $0, respectively                                  302               256               79
                                                          --------          --------         --------
    Total current assets                                     7,549             6,390            8,750
                                                          --------          --------         --------
Land, buildings and
  equipment, at cost                                        13,971            13,750           15,148
Less accumulated depreciation
  and amortization                                           9,907             9,535           10,353
                                                          --------          --------         --------
                                                             4,064             4,215            4,795
                                                          --------          --------         --------
Leasehold rights, net                                           23                25               27
Other assets - restricted $1,243,
  $1,299 and $1,538, respectively                            1,449             1,504            1,732
                                                          --------          --------         --------
                                                          $ 13,085          $ 12,134         $ 15,304
                                                          ========          ========         ========

LIABILITIES, COMMON STOCK AND
  OTHER SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term borrowings                                   $  2,262          $      5         $  1,300
  Current portion of long-term debt
    and capitalized lease obligations                           41               530              611
  Accounts payable                                           3,655             3,084            3,955
  Accrued liabilities                                        2,040             2,210            2,205
  Accrued dividends                                              7                 7                7
                                                          --------          --------         --------
    Total current liabilities                                8,005             5,836            8,078
                                                          --------          --------         --------

Long-term debt and capitalized lease
  obligations, less current portion                            746               745            1,921

Other long-term liabilities                                    561               605              780

Minority interest                                            1,500             1,457            1,405

Common stock and other shareholders' equity:
  Common shares; no par value;
    authorized 10,000,000 shares;
    issued 2,405,770 shares                                 11,246            11,246           11,246
  Paid-in capital                                            5,939             5,939            5,939
  Convertible preferred stock; no par
    value; authorized and issued 1,500 shares                1,500             1,500            1,500
  Accumulated deficit                                      (12,799)          (11,581)         (11,952)
  Treasury shares - 1,345,100 shares at cost                (3,613)           (3,613)          (3,613)
                                                          --------          --------         --------
                                                             2,273             3,491            3,120
                                                          --------          --------         --------
                                                          $ 13,085          $ 12,134         $ 15,304
                                                          ========          ========         ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JULY 31, 1999 AND
                                AUGUST 1, 1998
                       (in thousands, except share data)
                                  (unaudited)
                       ---------------------------------

                                                          13 Weeks Ended                   26 Weeks Ended
                                                  ----------------------------      ----------------------------
                                                    July 31,         August 1,       July 31,         August 1,
                                                     1999             1998            1999              1998
                                                  ----------        ----------      ----------        ----------
Net sales                                         $   11,957        $   12,671      $   23,640        $   24,420
Cost of sales                                          7,901             8,674          15,746            16,453
                                                  ----------        ----------      ----------        ----------
  Gross profit                                         4,056             3,997           7,894             7,967

Selling, general and
  administrative expenses                              4,463             4,765           8,923             9,344
                                                  ----------        ----------      ----------        ----------
  Operating loss                                        (407)             (768)         (1,029)           (1,377)
Interest expense, net                                    (41)              (39)            (63)              (77)
Gain on sale of assets                                     3                                 3
Minority interest in net income
  of subsidiary                                          (21)              (23)            (43)              (47)
                                                  ----------        ----------      ----------        ----------
  Loss from operations before
    income tax provision                                (466)             (830)         (1,132)           (1,501)

Income tax provision                                      (9)              (10)            (19)              (20)
                                                  ----------        ----------      ----------        ----------
  Loss before extraordinary gain                        (475)             (840)         (1,151)           (1,521)

Extraordinary item:
  Gain on debt restructuring,
    net of related expenses                                                124                               124
                                                  ----------        ----------      ----------        ----------
  Net loss                                        $     (475)       $     (716)     $   (1,151)       $   (1,397)
                                                  ==========        ==========      ==========        ==========
Net loss applicable to common
  shareholders                                    $     (508)       $     (749)     $   (1,218)       $   (1,464)
                                                  ==========        ==========      ==========        ==========

Basic and diluted earnings
  per common share:

Loss before extraordinary gain                    $    (0.48)       $    (0.83)     $    (1.15)       $    (1.50)
Extraordinary gain                                                        0.12                              0.12
                                                  ----------        ----------      ----------        ----------
Net loss per common share                         $    (0.48)       $    (0.71)     $    (1.15)       $    (1.38)
                                                  ==========        ==========      ==========        ==========

Weighted average number of common
  shares outstanding                               1,060,670         1,060,670       1,060,670         1,060,670
                                                  ==========        ==========      ==========        ==========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                  JG INDUSTRIES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  for the fiscal year ended January 30, 1999
              and the twenty-six week period ended July 31, 1999

                                (in thousands)
                                 (unaudited)

                                                                                                            Total Common
                                                                                                           Stock and Other
                                   Common       Paid-In      Preferred       Accumulated     Treasury       Shareholders'
                                   Shares       Capital        Stock          Deficit         Shares           Equity
                                 ----------    ---------     ----------     ------------    ----------     ---------------
Balances, January 31, 1998       $  11,246      $ 5,939       $  1,500       $ (10,488)      $ (3,613)      $      4,584

Net loss, fiscal 1999                                                             (958)                             (958)

Dividends accrued on
 convertible preferred stock                                                      (135)                             (135)
                                 ----------    ---------     ----------     ------------    ----------     ---------------
Balances, January 30, 1999          11,246        5,939          1,500         (11,581)        (3,613)             3,491

Net loss, twenty-six week
 period ended July 31, 1999                                                     (1,151)                           (1,151)

Dividends accrued on
 convertible preferred stock                                                       (67)                              (67)
                                 ----------    ---------     ----------     ------------    ----------     ---------------
Balances, July 31, 1999          $  11,246      $ 5,939       $  1,500       $ (12,799)      $ (3,613)      $      2,273
                                ===========    =========      =========      ===========     =========     ===============

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
    FOR THE TWENTY-SIX WEEK PERIODS ENDED JULY 31, 1999 AND AUGUST 1, 1998
    ----------------------------------------------------------------------
                                (in thousands)
                                --------------
                                  (unaudited)
                                  -----------

                                                                         26 Weeks Ended
                                                                ----------------------------------
                                                                    July 31,          August 1,
                                                                      1999              1998
                                                                ---------------    ---------------
Cash flows from operating activities:
     Net loss                                                   $      (1,151)      $      (1,397)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                   409                 466
          Minority interest                                                43                  47
          Gain on sale of assets, net                                      (3)
     Changes in assets and liabilities:
          Accounts receivable                                            (187)               (220)
          Merchandise inventories                                      (1,046)             (1,586)
          Other assets (current)                                          (46)                225
          Other assets (noncurrent)                                        54                   4
          Accounts payable and accrued liabilities                        402               1,268
          Other liabilities (noncurrent)                                  (44)                (45)
                                                                --------------     ---------------
          Net cash used in operating activities                        (1,569)             (1,238)
                                                                --------------     ---------------
Cash flows from investing activities:
     Capital expenditures                                                (225)               (269)
     Proceeds from sale of assets                                           3
                                                                --------------     ---------------
          Net cash used in investing activities                          (222)               (269)
                                                                --------------     ---------------
Cash flows from financing activities:
     Net borrowings under line of credit                                2,257               1,300
     Redemption of promissory note to Jupiter                            (500)
     Principal payments of long-term debt
       and capital lease obligations                                      (19)                (14)
     Dividends paid on convertible preferred stock                        (67)                (67)
                                                                --------------     ---------------
          Net cash provided by financing activities                     1,671               1,219
                                                                --------------     ---------------
Net decrease in cash and cash equivalents                                (120)               (288)

Cash and cash equivalents at beginning of year                            212                 630
                                                                --------------     ---------------
Cash and cash equivalents at end of twenty-six week period      $          92      $          342
                                                                ==============     ===============

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis for approximately 88%, 85% and 88% of the inventory as of July 31, 1999, January 30, 1999 and August 1, 1998, respectively, using the retail method. The remaining inventory is valued on the first-in, first-out ("FIFO") basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $509,000, $479,000 and $527,000 higher at July 31, 1999, January 30, 1999 and August 1, 1998, respectively.

2) Receivables are presented net of allowances for doubtful accounts of approximately $16,000 at July 31, 1999 and January 30, 1999, and $20,000 at August 1, 1998.

3) Leasehold rights are shown net of accumulated amortization of $27,000 at July 31, 1999, $25,000 at January 30, 1999 and $23,000 at August 1, 1998.

4) The Company entered into a capital lease for computer equipment. Future minimum lease payments at July 31, 1999 for the following fiscal years are as follows:


Fiscal Year                                              Amount
-----------                                              ------
2000                                                    $ 5,937
2001                                                     11,874
2002                                                     11,877
                                                        -------
Total minimum lease payments                             29,688
Less amount representing interest                         3,111
                                                        -------
                                                         26,577
Less current portion of capital lease obligation          9,940
                                                        -------
Long-term capital lease obligations                     $16,637
                                                        -------



     The accumulated depreciation on the capital lease was approximately $2,000 as of July 31, 1999.

5) On January 29, 1999, the Company and Jupiter Industries, Inc. ("Jupiter") entered into a Cancellation Agreement whereby the $1,745,898 amended and restated promissory note was canceled in return for a lump-sum payment of $500,000 as full settlement of the outstanding debt obligation. During the first quarter of fiscal 2000, the Company made the $500,000 lump-sum payment to Jupiter. As a result of the negotiated settlement, the $500,000 obligation was reported as a current liability as of January 30, 1999.

6) Effective January 28, 1999, Goldblatt's entered into a new Loan and Security Agreement with a national financial institution. The new agreement provides a revolving line of credit of up to $3,000,000 through January, 2001 based on availability of a borrowing base equal to 50% of merchandise inventory, computed on a FIFO basis. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a FIFO inventory cost of at least $5,500,000. Additionally, the Company is required to pay down the outstanding line of credit with any available cash on a daily basis. The line is guaranteed by the Company. As of July 31, 1999, there was approximately $2,262,000 in outstanding borrowings on the line and, as of that date, approximately $738,000 was available on the line of credit.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------


7) On July 13, 1999, the Company's shareholders approved the authorization for issuance of 2,000 shares of Series C Preferred Stock, no par value per share (the "Series C Preferred Stock"). The Liquidation Value of the Series C Preferred Stock is initially set at $1,000 per share. Dividends upon each Series C Preferred Share will accrue daily at a rate equal to 9% per annum. Dividends will accumulate until paid, and will be paid when and as declared by the Board of Directors.

     The holders of Series C Preferred Stock will not be entitled to vote on any matters submitted to the vote of the Company's shareholders. Shares of the Company's Common Stock are subordinated to the Series C Preferred Stock. The Series C Preferred Stock will rank equally with the Series B Convertible Preferred Stock, no par value per share, with respect to priority of payment of dividends and Liquidation Value.

     As of July 31, 1999, no shares of the Series C Preferred Stock had been issued.

8) On August 24, 1999, the Company cancelled substantially all of the outstanding stock options previously granted under prior stock option plans, and then granted a comparable number of new stock options under the 1999 Amendment and Restatement of the 1988 Stock Option Plan. No compensation expense was recognized at the date of grant by the Company as all options were granted at the market price of the stock on the day of the grants.

9) For the second quarters of fiscal 2000 and 1999 as well as the first 26-week periods of fiscal 2000 and 1999, basic and diluted per share calculations are computed based on the weighted average number of common shares outstanding of 1,060,670. Incremental shares from assumed conversions of preferred stock of 666,667 in the second quarters of fiscal 2000 and 1999 as well as for the first 26-week periods of fiscal 2000 and 1999 are not included as they would be anti-dilutive. Options to purchase 152,000 and 163,167 shares of common stock were outstanding at July 31, 1999 and August 1, 1998, respectively, but were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares, and they also would be anti-dilutive.

     Loss per share applicable to common shares is computed after recognition of the dividend requirements on the convertible preferred stock of $67,000 in fiscal 2000 and in fiscal 1999.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                        LIQUIDITY AND CAPITAL RESOURCES
                       --------------------------------

Cash and cash equivalents decreased by $120,000 during the six months ended July 31, 1999, which included approximately $1,569,000 of net cash used in operating activities. Accounts receivable increased by $187,000 due primarily to a normal increase in layaway receivables through the year. Merchandise inventory increased by $1,046,000, which is attributable to normal seasonal increases in the merchandise product lines. Accordingly, Goldblatt's trade accounts payable increased by $603,000 to coincide with the heightened inventory levels.

Goldblatt's spent approximately $225,000 on capital expenditures during the first six months of fiscal 2000. These expenditures were for normal capital maintenance as well as certain upgrades to existing equipment related to Year 2000 compliance. Capital expenditures for the remainder of fiscal 2000 will focus on leasehold improvement renovations at several store locations and additional computer equipment pertaining to Year 2000 compliance.

Effective January 28, 1999, Goldblatt's executed a new Loan and Security Agreement with a national financial institution. The new agreement provides a revolving line of credit of up to $3,000,000 through January, 2001 based on availability of a borrowing base equal to 50% of merchandise inventory, computed on a FIFO basis. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a FIFO inventory cost of at least $5,500,000. Additionally, the Company is required to pay down the outstanding line of credit with any available cash on a daily basis. The line is guaranteed by the Company. As of July 31, 1999, there was approximately $2,262,000 in outstanding borrowings on the line and, as of that date, approximately $738,000 was available on the line of credit.

On January 29, 1999, the Company and Jupiter entered into a Cancellation Agreement whereby the $1,745,898 amended and restated promissory note was canceled in return for a lump-sum payment of $500,000 as full settlement of the outstanding debt obligation. During the first quarter of fiscal 2000, the Company made the $500,000 lump-sum payment to Jupiter.

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

Testing of the store-level operating systems has focused on cash register sales transactions and other backroom reporting processes. On-site testing has been completed. Some programming modifications and new equipment upgrades are anticipated, but the amounts are not expected to be material and will be financed through working capital.

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

The Company anticipates total spending of approximately $150,000 through fiscal year 2000 on the Year 2000 issue. The Company has already spent approximately $100,000 through July 31, 1999. Maintenance or modification costs are being expensed as incurred, while the replacement of certain systems are being capitalized. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on its results of operations or financial condition.

The Company's financial condition or liquidity could be adversely affected by business disruption and operational problems if needed modifications to the financial reporting programs and store-level operating systems are not made on a timely basis. Although not anticipated, the worst-case scenario of failure by the Company or its business partners to resolve the Year 2000 issue would be a short-term slowdown in processing credit card transactions. Also, we anticipate limited disruption in our purchasing function as our internal purchasing procedures are manually intensive.

While we continue to focus on solutions for the Year 2000 issues, and expect to be Year 2000 compliant in a timely manner, we are in the process of developing a contingency plan. We expect to finalize the contingency plan by October 1999.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------

Thirteen Weeks Ended July 31, 1999 (fiscal 2000) vs.
----------------------------------------------------
Thirteen Weeks Ended August 1, 1998 (fiscal 1999)
-------------------------------------------------

The loss from operations before extraordinary gain decreased by approximately $365,000 as compared to the second quarter of fiscal 1999.

Net sales increased to $11,957,000 for the quarter as compared to last year's comparable store sales of $11,651,000. Sales volume and customer traffic increases established during the first quarter this year continued at a moderate pace into the second quarter.

The Company's gross profit percentage improved to 33.9% of sales from 31.5% of sales in the second quarter of fiscal 1999. This improvement is primarily attributable to a greatly reduced level of inventory shrinkage experienced this spring season as compared to last year. More opportunistic purchasing and lower markdowns also contributed to the gross margin improvement.

Selling, general and administrative ("SG&A") expenses decreased by $302,000 for the quarter as compared to the previous year. Savings in store-level operating expenses were attained this quarter in part from operating one less store location versus last year. Reductions in outside service-related expenses, health insurance and corporate overhead expenditures were also experienced this quarter as compared to the second quarter of fiscal 1999. As a result, SG&A expenses decreased to 37.3% of sales from 37.6% of sales during the same period last year.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------

Twenty-six Weeks Ended July 31, 1999 (fiscal 2000) vs.
------------------------------------------------------
Twenty-six Weeks Ended August 1, 1998 (fiscal 1999)
---------------------------------------------------

The net loss for the first 26 weeks of fiscal 2000 decreased by approximately $246,000 as compared to the first 26 weeks of fiscal 1999. Last year's net loss is inclusive of a $124,000 extraordinary gain on debt restructuring. Consequently, the Company's loss from operations before extraordinary gain has improved by $370,000 so far this year as compared to the first 26 weeks of last year.

Net sales for the six month period increased to $23,640,000 surpassing last year's comparable store sales of $22,544,000 by $1,096,000, or 4.9%. Additional promotional efforts made during the Easter selling season successfully bolstered holiday sales and spurred the positive sales trend attained during the spring season.

The Company's gross profit percentage increased to 33.4% of sales from 32.6% of sales for the same period last year. This improvement is attributable to less inventory shrinkage experienced so far this year versus the first six months of fiscal 1999. More opportunistic purchasing and less markdowns have also contributed to the gross margin improvement.

SG&A expenses decreased by $421,000 for the six month period as compared to fiscal 1999. Savings in store-level operating expenses were achieved this year from operating one less store location versus last year. Reductions in supplies, outside service-related expenses, health insurance and corporate overhead expenditures have also been experienced so far this year. In addition, payroll related costs from store operations decreased to 14.5% of sales for the six months as compared to 14.6% of sales for the same six month period last year. Consequently, SG&A expenses improved to 37.7% of sales as compared to 38.3% of sales for the same period last year.




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


                                         JG INDUSTRIES, INC.
                                         -------------------
                                            (Registrant)



Date:   September 14, 1999               /s/ Clarence Farrar
        ------------------               -------------------
                                         CLARENCE FARRAR
                                         President



                                         /s/ Clifford Gutmann
                                         --------------------
                                         CLIFFORD GUTMANN
                                         Chief Financial Officer