Form 10-Q
period 1999-10-30
JG INDUSTRIES INC/IL/
filed 1999-12-14
CIK 42179

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarterly period ended            October 30, 1999
                                  --------------------------------------

                                      OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File number                   1-258
                       -------------------------------------------------

                             JG INDUSTRIES, INC.
------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           ILLINOIS                                   36-1141010
-----------------------------------          ---------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

    5630 WEST BELMONT AVENUE                      CHICAGO, IL  60634
------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                               (773) 481-5410
------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


________________________________________________________________________
                (Former name, former address and former fiscal
                      year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes X  No__
   ---

Common Stock outstanding as of October 30, 1999 - 1,061,654 shares
------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                         ITEM 1. FINANCIAL STATEMENTS


Company or group of companies for which report is filed:

                JG INDUSTRIES, INC. AND SUBSIDIARIES (Company)
                ----------------------------------------------


In the opinion of management, all adjustments necessary to fairly present the condensed consolidated financial position of the Company as of October 30, 1999, January 30, 1999, and October 31, 1998 and the results of its operations and its cash flows for the thirteen and thirty-nine week periods ended October 30, 1999 (fiscal 2000) and October 31, 1998 (fiscal 1999) have been included. These adjustments consist solely of normal recurring accruals. The results of operations for such interim periods are not necessarily indicative of results for the full year.

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

                      JG INDUSTRIES, INC AND SUBSIDIARIES
                      -----------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                       (in thousands, except share data)
                                  (unaudited)

                                                     October 30      January 30,     October 31
                                                       1999             1999            1998
                                                    -----------     ------------    -----------
ASSETS

Current Assets:
   Cash and cash equivalents                          $       7        $     212      $     213
   Receivables, net                                         538              198            697
   Merchandise inventories                                9,486            5,724          9,221
   Other current assets - restricted $223,
     $223 and $0, respectively                              343              256            110
                                                      ---------        ---------      ---------
     Total current assets                                10,374            6,390         10,241
                                                      ---------        ---------      ---------
Land, buildings and
   equipment, at cost                                    13,263           13,750         14,538
Less accumulated depreciation
   and amortization                                       9,397            9,535         10,115
                                                      ---------        ---------      ---------
                                                          3,866            4,215          4,423
                                                      ---------        ---------      ---------
Leasehold rights, net                                        22               25             26
Other assets - restricted $1,214,
   $1,299 and $1,549, respectively                        1,421            1,504          1,739
                                                      ---------        ---------      ---------
                                                      $  15,683        $  12,134      $  16,429
                                                      =========        =========      =========

LIABILITIES, COMMON STOCK AND
   OTHER SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-term borrowings                              $   2,366        $       5      $   1,600
   Current portion of long-term debt
     and capitalized lease obligations                       42              530            611
   Accounts payable                                       6,831            3,084          5,323
   Accrued liabilities                                    1,720            2,210          2,176
   Accrued dividends                                          7                7              7
                                                      ---------        ---------      ---------
     Total current liabilities                           10,966            5,836          9,717
                                                      ---------        ---------      ---------
Long-term debt and capitalized lease
   obligations, less current portion                        732              745          1,914
Other long-term liabilities                                 539              605            693
Minority interest                                         1,523            1,457          1,432

Common stock and other shareholders' equity
   Common shares; no par value; authorized
     10,000,000 shares; issued 2,406,770,
     2,405,770 and 2,405,770 shares, respectively        11,246           11,246         11,246
   Paid-in Capital                                        5,939            5,939          5,939
   Convertible preferred stock; no par
     value; authorized and issued 1,500 shares            1,500            1,500          1,500
   Accumulated deficit                                  (13,149)         (11,581)       (12,399)
   Treasury shares - 1,345,116, 1,345,100 and
     1,345,100 shares at cost, respectively              (3,613)          (3,613)        (3,613)
                                                      ---------        ---------      ---------
                                                          1,923            3,491          2,673
                                                      ---------        ---------      ---------
                                                      $  15,683        $  12,134      $  16,429
                                                      =========        =========      =========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED OCTOBER 30, 1999 AND
                               OCTOBER 31, 1998
                       (in thousands, except share data)
                                  (unaudited)

                                                            13 Weeks Ended                    39 Weeks Ended
                                                      ----------------------------     -----------------------------
                                                       October 30      October 31       October 30       October 31
                                                          1999            1998             1999             1998
                                                      ------------    ------------     ------------     ------------
Net sales                                              $   12,402      $   13,725       $   36,042       $   38,145

Cost of sales                                               7,985           8,919           23,731           25,372
                                                       ----------      ----------       ----------       ----------
   Gross profit                                             4,417           4,806           12,311           12,773

Selling, general and
  administrative expenses                                   4,431           4,828           13,354           14,172
                                                       ----------      ----------       ----------       ----------
   Operating loss from continuing operations                  (14)            (22)          (1,043)          (1,399)

Interest (expense) income, net                                (47)             25             (110)             (52)

Gain on sale of assets                                                                           3

Provision for store closing                                  (222)           (380)            (222)            (380)

Minority interest in net income
  of subsidiary                                               (23)            (27)             (66)             (74)
                                                       ----------      ----------       ----------       ----------
   Loss from operations before
     income tax provision                                    (306)           (404)          (1,438)          (1,905)

Income tax provision                                          (10)             (9)             (29)             (29)
                                                       ----------      ----------       ----------       ----------
   Loss before extraordinary gain                            (316)           (413)          (1,467)          (1,934)

Extraordinary item:
   Gain on debt restructuring,
      net of related expenses                                                                                   124
                                                       ----------      ----------       ----------       ----------
   Net loss                                            $     (316)     $     (413)      $   (1,467)      $   (1,810)
                                                       ==========      ==========       ==========       ==========

Net loss applicable to common
   shareholders                                        $     (350)     $     (447)      $   (1,568)      $   (1,911)
                                                       ==========      ==========       ==========       ==========

Basic and diluted earnings
   per common share:

Loss before extraordinary gain                         $    (0.33)     $    (0.42)      $    (1.48)      $    (1.92)

Extraordinary gain                                                                                             0.12
                                                       ----------      ----------       ----------       ----------
Net loss per common share                              $    (0.33)     $    (0.42)      $    (1.48)      $    (1.80)
                                                       ==========      ==========       ==========       ==========
Weighted average number of common
  shares outstanding                                    1,061,221       1,060,670        1,060,853        1,060,670
                                                       ==========      ==========       ==========       ==========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                  for the fiscal year ended January 30, 1999
            and the thirty-nine week period ended October 30, 1999

                                (in thousands)
                                  (unaudited)

                        ------------------------------

                                                                                                                Total Common
                                                                                                              Stock and Other
                                    Common       Paid-In        Preferred     Accumulated       Treasury        Shareholders'
                                    Shares       Capital          Stock         Deficit          Shares            Equity
                                  ---------    -----------    ------------   -------------     -----------    -----------------
Balances, January 31, 1998         $11,246      $  5,939       $  1,500      $  (10,488)       $  (3,613)        $   4,584

Net loss, fiscal 1999                                                              (958)                              (958)

Dividends accrued on
 convertible preferred stock                                                       (135)                              (135)
                                  --------     ---------      ---------     -----------       ----------        ----------
Balances, January 30, 1999          11,246         5,939          1,500         (11,581)          (3,613)            3,491

Net loss, thirty-nine week
 period ended October 30, 1999                                                   (1,467)                            (1,467)

Dividends accrued on
 convertible preferred stock                                                       (101)                              (101)
                                  --------     ---------      ---------     -----------       ----------        ----------
Balances, October 30, 1999         $11,246      $  5,939       $  1,500      $  (13,149)       $  (3,613)        $   1,923
                                  ========     =========      =========     ===========       ==========        ==========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
 FOR THE THIRTY-NINE WEEK PERIODS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998
 ----------------------------------------------------------------------------
                                (in thousands)
                                --------------
                                  (unaudited)
                                  -----------

                                                                           39 Weeks Ended
                                                                     ---------------------------
                                                                      October 30     October 31
                                                                         1999           1998
                                                                     ------------   ------------
Cash flows from operating activities:
     Net loss                                                          $   (1,467)    $   (1,810)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                       623            703
          Minority interest                                                    66             74
          Gain on sale of assets, net                                          (3)
          Provision for store closing                                         222            380
     Changes in assets and liabilities:
          Accounts receivable                                                (340)          (416)
          Merchandise inventories                                          (3,860)        (3,054)
          Other assets (current)                                              (87)           194
          Other assets (noncurrent)                                            82             (3)
          Accounts payable and accrued liabilities                          3,196          2,512
          Other liabilities (noncurrent)                                      (66)          (132)
                                                                       ----------     ----------

          Net cash used in operating activities                            (1,634)        (1,552)
                                                                       ----------     ----------

Cash flows from investing activities:
     Capital expenditures                                                    (302)          (343)
     Proceeds from sale of assets                                               3
                                                                       ----------     ----------

          Net cash used in investing activities                              (299)          (343)
                                                                       ----------     ----------

Cash flows from financing activities:
     Net borrowings under line of credit                                    2,361          1,600
     Redemption of promissory note to Jupiter                                (500)
     Principal payments of long-term debt
        and capital lease obligations                                         (32)           (21)
     Dividends paid on convertible preferred stock                           (101)          (101)
                                                                       ----------     ----------

          Net cash provided by financing activities                         1,728          1,478
                                                                       ----------     ----------

Net decrease in cash and cash equivalents                                    (205)          (417)

Cash and cash equivalents at beginning of year                                212            630
                                                                       ----------     ----------

Cash and cash equivalents at end of thirty-nine week period            $        7     $      213
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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

1) Merchandise inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis for approximately 88%, 85% and 88% of the inventory as of October 30, 1999, January 30, 1999 and October 31, 1998, respectively, using the retail method. The remaining inventory is valued on the first-in, first-out ("FIFO") basis using the retail method. If the FIFO method had been used to value all inventories, cost would have been $524,000, $479,000 and $542,000 higher at October 30, 1999, January 30, 1999 and October 31, 1998, respectively.

2) Receivables are presented net of allowances for doubtful accounts of approximately $16,000 at October 30, 1999 and January 30, 1999, and $17,000 at October 31, 1998.

3) Leasehold rights are shown net of accumulated amortization of $28,000 at October 30, 1999, $25,000 at January 30, 1999 and $24,000 at October 31,
     1998.

4) The Company entered into a capital lease for computer equipment during fiscal year 2000. Future minimum lease payments at October 30, 1999 for the following fiscal years are as follows:

          Fiscal Year                                          Amount
          -----------                                          ------
          2000                                               $  2,969
          2001                                                 11,874
          2002                                                 11,877
                                                             --------
          Total minimum lease payments                         26,720
          Less amount representing interest                     2,547
                                                             --------
                                                               24,173
          Less current portion of capital lease
             obligation                                        10,159
                                                             --------
          Long-term capital lease obligations                $ 14,014
                                                             --------

     The accumulated depreciation on the capital lease was approximately $3,000 as of October 30, 1999.

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

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (UNAUDITED)
                                  -----------

6) Effective January 28, 1999, Goldblatt's entered into a new Loan and Security Agreement with a national financial institution. The new agreement provides a revolving line of credit of up to $3,000,000 through January, 2001 based on availability of a borrowing base equal to 50% of merchandise inventory, computed on a FIFO basis. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a FIFO inventory cost of at least $5,500,000. Additionally, the Company is required to pay down the outstanding line of credit with any available cash on a daily basis. The line is guaranteed by the Company. As of October 30, 1999, there was approximately $2,366,000 in outstanding borrowings on the line and, as of that date, approximately $634,000 was available on the line of credit.

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

     As of October 30, 1999, no shares of the Series C Preferred Stock had been issued.

8) On August 24, 1999, the Company canceled substantially all of the outstanding stock options previously granted under prior stock option plans, and then granted a comparable number of new stock options under the 1999 Amendment and Restatement of the 1988 Stock Option Plan. No compensation expense was recognized at the date of grant by the Company as all options were granted at the market price of the stock on the date of the grant. However, these options will be subject to a variable plan treatment once the FASB Interpretation of Opinion 25, "Accounting for Certain Transactions Involving Stock Compensation" becomes effective. Under this proposed interpretation, the Company will measure compensation expense at each reporting date. The effects of applying this proposed interpretation would be recognized on a prospective basis from the effective date, and currently cannot be estimated.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------

9) On November 1, 1999, the Company closed one of its underperforming Goldblatt's store locations in the Chicagoland area. All store merchandise was purchased by a professional liquidator, who has been contracted to liquidate the merchandise over a ten-week time frame in the present location. As a result of this store closing, the Company has recorded store closing costs of approximately $222,000, which are comprised of a write-down of merchandise of approximately $98,000, a write-off of the furniture and fixtures of approximately $62,000 and a store closing provision of approximately $62,000. The store closing provision includes fixed operating expenses for rent and insurance costs during the liquidation time period. The lease for this store expires on January 31, 2000 and the store location will be vacated by this time; thus, there will be no additional financial obligations to the landlord beyond the current fiscal year-end.

10) For the third quarters of fiscal 2000 and 1999, basic and diluted per share calculations are computed based on the weighted average number of common shares outstanding of 1,061,221 and 1,060,670, respectively. For the first 39-week periods of fiscal 2000 and 1999, basic and diluted per share calculations are computed based on the weighted average number of common shares outstanding of 1,060,853 and 1,060,670, respectively. Incremental shares from assumed conversions of preferred stock and stock options of 700,253 and 666,667 in the third quarters of fiscal 2000 and 1999, respectively, and 677,862 and 666,667 for the first 39-week periods of fiscal 2000 and 1999, respectively, are not included as they would be anti-dilutive. Options to purchase 6,167 and 162,167 shares of common stock were outstanding at October 30, 1999 and October 31, 1998, respectively, but were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares, and they would also be anti-dilutive.

     Loss per share applicable to common shares is computed after recognition of the dividend requirements on the convertible preferred stock of $101,000 in fiscal 2000 and in fiscal 1999.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                       LIQUIDITY AND CAPITAL RESOURCES
                       -------------------------------

Cash and cash equivalents decreased by $205,000 during the nine months ended October 30, 1999, which included approximately $1,634,000 of net cash used in operating activities. Accounts receivable increased by $340,000 due primarily to a normal seasonal increase in layaway receivables during the fall shopping season. In addition, merchandise inventory levels increased by approximately $3,860,000 as the Company stocked up for the very busy holiday shopping season. Accordingly, Goldblatt's trade accounts payable increased by $3,759,000 to coincide with the increased inventory levels.

Goldblatt's spent approximately $302,000 on capital expenditures during the first nine months of fiscal 2000. These expenditures were for normal capital maintenance as well as certain upgrades to existing equipment related to Year 2000 compliance. Capital expenditures for the remainder of fiscal 2000 will focus on a minimal amount of leasehold improvement renovations and additional computer equipment pertaining to Year 2000 compliance.

Effective January 28, 1999, Goldblatt's executed a new Loan and Security Agreement with a national financial institution. The new agreement provides a revolving line of credit of up to $3,000,000 through January, 2001 based on availability of a borrowing base equal to 50% of merchandise inventory, computed on a FIFO basis. The line is collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement requires that Goldblatt's maintain a FIFO inventory cost of at least $5,500,000. Additionally, the Company is required to pay down the outstanding line of credit with any available cash on a daily basis. The line is guaranteed by the Company. As of October 30, 1999, there was approximately $2,366,000 in outstanding borrowings on the line and, as of that date, $634,000 was available on the line of credit.

On January 29, 1999, the Company and Jupiter entered into a Cancellation Agreement whereby the $1,745,898 amended and restated promissory note was canceled in return for a lump-sum payment of $500,000 as full settlement of the outstanding debt obligation. During the first quarter of fiscal 2000, the Company made the $500,000 lump-sum payment to Jupiter.

On November 1, 1999, the Company closed one of its underperforming Goldblatt's store locations in the Chicagoland area. All store merchandise was purchased by a professional liquidator, who has been contracted to liquidate the remaining inventory over a ten-week time frame in the present location. As a result of this store closing, the Company has recorded store closing costs of approximately $222,000. This includes a write-down of merchandise of approximately $98,000, a write-off of the furniture and fixtures of approximately $62,000 and fixed operating expenses of approximately $62,000. As a result of this store closing, the Company anticipates generating cash proceeds of approximately $503,000 from the sale of the inventory. Net cash proceeds of approximately $441,000 are expected after consideration of the $62,000 in fixed operating expenses. The lease for this store expires on January 31, 2000 and the store location will be vacated by this time; thus, there will be no additional financial obligations to the landlord beyond the current fiscal year-end.

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

The Company has focused its efforts on maintaining the data integrity of the existing financial reporting programs and the current store-level operating systems. The Company utilizes an IBM AS400 mainframe system operating with JDA software. The Company has already finished testing on the financial reporting applications of the AS400 system. Based upon a thorough review of the programming code by an outside vendor, the AS400 program is undergoing minor levels of modification to become Year 2000 compliant. An upgrade to the AS400 system has been completed and financed through working capital with minimal cost.

Testing of the store-level operating and cash register systems has been completed. It was determined that no Year 2000 compliance issues threaten the stores' ability to process transactions. Credit card authorization software upgrades have been performed by our credit card processing company. Although we are confident about our ability to operate on January 1, 2000, we have developed a set of contingency procedures to utilize in the event that forces outside our control impact our normal operations. Some programming modifications and new equipment upgrades have been completed and financed through working capital with minimal cost.

The Company is monitoring the progress of its primary suppliers and vendors regarding their Year 2000 compliance. In general, they have developed plans to address the Year 2000 issues. The Company is also reviewing its own non-information technology systems to determine the extent of any changes that may be necessary, and believes that there will be minimal changes necessary for compliance.

The Company anticipates total spending of approximately $150,000 through fiscal year 2000 on the Year 2000 issue. The Company has already spent approximately $100,000 through October 30, 1999. Maintenance or modification costs are being expensed as incurred, while the replacement of certain systems are being capitalized. The Company does not expect the costs relating to Year 2000 remediation to have a material effect on its results of operations or financial condition.

The Company's financial condition or liquidity could be adversely effected by business disruption and operational problems if needed modifications to the financial reporting programs and store-level operating systems are not completed on a timely basis. Although not anticipated, the worst-case scenario of failure by the Company or its business partners to resolve the Year 2000 issue would be a short-term slowdown in processing credit card transactions. Also, we anticipate limited disruption in our purchasing function as our internal purchasing procedures are manually intensive.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                          YEAR 2000 ISSUE - CONTINUED
                          ---------------------------

While we continue to focus on solutions for the Year 2000 issues, and expect to be Year 2000 compliant in a timely manner, we have developed a contingency plan. As a contingency to ensure uninterrupted processing of accounts payable and financial reporting applications, the Company has retained the older AS400 mainframe system to operate in tandem during the first fiscal period of operation in the new calendar year.


                             RESULTS OF OPERATIONS
                             ---------------------

Thirteen Weeks Ended October 30, 1999 (fiscal 2000) vs.
-------------------------------------------------------
Thirteen Weeks Ended October 31, 1998 (fiscal 1999)
---------------------------------------------------

The loss from operations before extraordinary gain decreased by approximately $97,000 as compared to the third quarter of fiscal 1999.

Net sales for the quarter were $12,402,000 as compared to last year's comparable store sales of $12,743,000. Unseasonably mild weather experienced at the onset of the fall put a temporary setback on the sales of fall and winter clothing during the early fall shopping season. Since then, sales have rebounded well and for the month of November, the Company's sales increased by approximately 3.2% over last year on a comparable store basis.

Despite the reduced sales volume, the Company's gross profit percentage improved to 35.6% of sales from 35.0% of sales in the third quarter of fiscal 1999. This improvement is attributable to more opportunistic purchasing complemented by tighter controls on markdowns.

Selling, general and administrative ("SG&A") expenses decreased by $397,000 for the quarter as compared to the previous year. Savings in store-level operating expenses were attained this quarter in part from operating one less store location versus last year. Reductions in outside service-related expenses, health insurance and corporate overhead expenditures were also experienced this quarter as compared to the third quarter of fiscal 1999. SG&A expenses were 35.7% of sales versus 35.2% of sales during the same period last year.

On November 1, 1999, the Company closed one of its underperforming Goldblatt's store locations in the Chicagoland area. All store merchandise was purchased by a professional liquidator, who has been contracted to liquidate the merchandise over a ten-week time frame in the present location. As a result of this store closing, the Company has recorded store closing costs of approximately $222,000, which are comprised of a write-down of merchandise of approximately $98,000, a write-off of the furniture and fixtures of approximately $62,000 and a store closing provision of approximately $62,000. The store closing provision includes fixed operating expenses for rent and insurance costs during the liquidation time period. The lease for this store expires on January 31, 2000 and the store location will be vacated by this time; thus, there will be no additional financial obligations to the landlord beyond the current fiscal year-end.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     ------------------------------------

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                -----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             RESULTS OF OPERATIONS
                             ---------------------

Thirty-nine Weeks Ended October 30, 1999 (fiscal 2000) vs.
----------------------------------------------------------
Thirty-nine Weeks Ended October 31, 1998 (fiscal 1999)
------------------------------------------------------

The net loss for the first 39 weeks of fiscal 2000 decreased approximately $343,000 as compared to the first 39 weeks of fiscal 1999. Last year's net loss is inclusive of a $124,000 extraordinary gain on debt restructuring. Consequently, the Company's loss from operations before extraordinary gain has improved by $467,000 so far this year as compared to the first 39 weeks of last year.

Net sales for the nine month period were $36,042,000 versus comparable store sales of $35,287,000 for the same period last year. Additional promotional efforts made during the Easter selling season spurred a positive sales trend attained during the spring season. Unseasonably mild weather experienced during the early fall season slightly tempered the sales increase, but through nine months, year-to-date comparable store sales have increased by 2.1% over the previous year.

The Company's gross profit percentage increased to 34.2% of sales from 33.5% of sales for the same period last year. This improvement is attributable to more opportunistic purchasing along with less markdowns and a reduced level of inventory shrinkage.

SG&A expenses decreased by $818,000 for the nine month period as compared to fiscal 1999. Savings in store-level operating expenses were achieved this year from operating one less store location versus last year. Reductions in supplies, utilities, outside service-related expenses, corporate overhead expenditures and, particularly, health insurance have also been experienced so far this year. As a result, SG&A expenses have improved to 37.1% of sales versus 37.2% of sales for the comparable nine month period last year.

On November 1, 1999, the Company closed one of its underperforming Goldblatt's store locations in the Chicagoland area. All store merchandise was purchased by a professional liquidator, who has been contracted to liquidate the merchandise over a ten-week time frame in the present location. As a result of this store closing, the Company has recorded store closing costs of approximately $222,000, which are comprised of a write-down of merchandise of approximately $98,000, a write-off of the furniture and fixtures of approximately $62,000 and a store closing provision of approximately $62,000. The store closing provision includes fixed operating expenses for rent and insurance costs during the liquidation time period. The lease for this store expires on January 31, 2000 and the store location will be vacated by this time; thus, there will be no additional financial obligations to the landlord beyond the current fiscal year-end.

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



Date:  December 14, 1999                    /s/ Clarence Farrar
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