Form 10-K405
period 2000-01-29
JG INDUSTRIES INC/IL/
filed 2000-05-26
CIK 42179

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
    X            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---     OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended January 29, 2000

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

                             Title of Each Class
                             -------------------
                          Common Stock, No Par Value
                                _______________

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. X Yes No

          Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of Common Stock held by nonaffiliates of the Registrant on May 15, 2000 was approximately $691,143. On that date there were 1,061,654 shares of Common Stock issued and outstanding.

                                    PART I

Item 1.  Business
-------  --------

                              General Information

     JG Industries, Inc. ("JG") is an Illinois corporation organized on February 27, 1928. Effective July 23, 1985 the name of the Company was changed from Goldblatt Bros., Inc. to JG Industries, Inc. JG and its subsidiaries are hereinafter collectively referred to as the "Company."

     Prior to the fiscal year ended January 29, 2000, the Company operated in one industry segment of the retail market that was defined as Discount Department Stores. Prior to the fiscal year ended January 29, 2000, the Company operated eight discount department stores located in the Chicago, Illinois vicinity and one in Indiana. On February 1, 2000, the Board of Directors of the Company decided to cease operating the Company as an ongoing concern and liquidate its assets. On February 2, 2000, the Company closed all of its stores, entered into an agreement to sell seven of its eight department store locations to an affiliate of Ames Department Stores, Inc., and began liquidating all of its inventory and operating assets. All of the Company's store employees were terminated as of April 1, 2000 and the Company currently has only 16 full-time employees.

Item 2.  Properties
-------  ----------

     At January 29, 2000, the Company owned in fee one retail location in Chicago, Illinois. The Company has entered into a contract for the sale of such retail location and the use of the Goldblatt's Department Stores name, and expects to close the sale on or about May 31, 2000. At January 29, 2000, the Company leased its other retail locations. On February 2, 2000, the Company entered into an agreement to sell its interest in such leased retail locations to an affiliate of Ames Department Stores, Inc. and such sale was consummated on April 17, 2000.

Item 3.  Legal Proceedings
-------  -----------------

     No material legal proceedings are currently pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     No matters were submitted to vote of the Company's shareholders during the last quarter of the fiscal year ended January 29, 2000.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
-------  -----------------------------------------------------------------
         Matters
         -------

     The following table lists the reported high and low sales quotations as quoted on the NASD Automated Quotation System for the first three quarters of fiscal 1999 (through October 7, 1998). Such over-the-counter market quotations reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. Effective with the close of business on October 7, 1998, the Company's Common Stock was delisted from the NASDAQ Stock Market, because the Company's Common Stock fell below the NASDAQ requirement of maintaining a $1,000,000 market value of the public float, and the Company was unable to raise the market value above this required level. The Company's Common Stock has been trading over-the-counter since this date. Accordingly, the following table reflects the reported high and low bid quotations, as reported to the Company by National Quotation Bureau, LLC for all quarterly periods in fiscal years 1999 and 2000, subsequent to October 7, 1998. The Company has not paid dividends in any of the last five years. There were approximately 924 holders of record of Common Stock on May 15, 2000.

                              Price Range
                              -----------
                              High    Low
                              ----    ---
Fiscal 2000
     First Quarter            $ .69  $ .39
     Second Quarter             .69    .16
     Third Quarter              .38    .13
     Fourth Quarter             .50    .15

Fiscal 1999
     First Quarter            $1.06  $ .75
     Second Quarter            1.06    .50
     Third Quarter              .75    .25
     Fourth Quarter             .50    .13

Item 6.  Selected Financial Data
-------  -----------------------

Following is selected financial data for the Company for each of the last five fiscal years.

                                        2000 (1)          1999             1998            1997            1996
                                      -----------     ------------     ------------     -----------     -----------
                                                             (in thousands, except share data)
Net sales from continuing
 operations                           $    49,901     $     52,236     $     53,483     $    60,198     $    72,964
Operating loss                             (1,255)          (1,883)          (2,423)         (2,195)         (2,871)
Loss from continuing operations            (1,745)          (2,323)          (2,569)         (2,101)         (4,103)
Income (loss) from discontinued
 operations                                                                                     (49)          6,856
Income (loss) before
 extraordinary items                       (1,745)          (2,323)          (2,569)         (2,150)          2,753
Income from extraordinary items                              1,365
Net income (loss)                          (1,745)            (958)          (2,569)         (2,150)          2,753
Net income (loss) available to
 common shareholders                       (1,880)          (1,093)          (2,707)         (2,577)          2,472
Per share data:
      Loss from continuing
       operations - basic and
       diluted                              (1.77)           (2.32)           (2.55)          (1.15)          (1.86)
      Net income (loss) - basic             (1.77)           (1.03)           (2.55)          (1.17)           1.05
      Net income (loss) - diluted           (1.77)           (1.03)           (2.55)          (1.17)           1.04
Total assets                               11,041           12,134           14,213          15,675          25,315
Long-term obligations                       1,240            1,350            3,343           2,031           2,776
Redeemable preferred stock                                                                                    3,937
Convertible preferred stock                 1,500            1,500            1,500           1,500
Weighted average number of common
 shares outstanding                     1,061,054        1,060,670        1,060,674       2,194,085       2,353,445


(1) Subsequent to January 29, 2000 the Company has substantially liquidated its assets. See Note 2 of Notes to Consolidated Financial Statements for additional information on the Company's liquidation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

                        Liquidity and Capital Resources

     Due to the Company's weak financial condition, including its continuing operating losses, and uncertainty as to its ability to continue as a going concern, management has discussed the sale of part or all of the Company's assets with several parties. On February 1, 2000, the Company's Board of Directors concluded that it was in the best interest of the Company and its shareholders to sell substantially all of the Company's assets, wind-up its operations and subsequently dissolve and liquidate. On February 2, 2000, the Company executed a Sale-Purchase Agreement with Ames Department Stores, Inc. ("Ames") for the sale of the leasehold interests in the real estate where seven of the Company's eight stores were located ("Ames Sale"). Pursuant to this agreement, JG completed the sale to an affiliate of Ames on April 17, 2000. In conjunction with the Ames Sale, JG has begun the process of selling its only owned real property and agreed to sell it to a third party purchaser pursuant to the terms of a Real Estate Sales Contract dated May 2, 2000 and expects to close the sale on or about May 31, 2000. Prior to and in conjunction with the closing of the Ames Sale, inventory and fixed assets have been liquidated. The Company effectively ceased all retail operations as of the end of fiscal 2000. As of the filing date, the Company does not have any operating assets with which it can conduct business operations. The vast majority of its employees have been terminated with a very limited number of corporate employees engaged in winding-up of the Company's affairs. The Company currently anticipates that it will file a Certificate of Dissolution with the Illinois Secretary of State in the near future. Upon dissolution and liquidation, each shareholder will receive in cash such shareholder's pro rata share of the liquidation proceeds. Holders of the preferred stock will receive the amount they would have received if they converted their shares into shares of common stock. Additionally, the holders of any outstanding options for common stock will be deemed to have exercised their options and will receive their pro rata share of the liquidation proceeds, net of option exercise price.

     The Company has adopted the liquidation basis of accounting effective February 1, 2000 (the date that liquidation became imminent), whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The valuation of assets and liabilities requires estimates and assumptions by management and are subject to significant uncertainties as to the manner to which future events may occur and impact the ultimate execution of the liquidation. The amount and timing of future liquidating distributions, if any, will depend upon a variety of factors, including, but not limited to, the actual proceeds from the sale of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, and actual costs incurred in connection with carrying out the liquidation. Included in liabilities at February 1, 2000 is an accrual for estimated costs of operating the Company through complete liquidation. The estimated accrued liquidation costs include, but are not limited to, costs associated with disposing of the Company's remaining assets and general administrative expenses.

                                Year 2000 Issue


     The Company has encountered some limited problems with its computer software processing financial information as a result of the rollover from 1999 to 2000 which now have been rectified. However, the Company does not expect any other significant Year 2000 related disruptions. The Company has spent approximately $110,000 through fiscal year 2000 on the Year 2000 issue. Maintenance or modification costs were expensed as incurred, while the replacement of certain systems were recorded as assets and amortized.

                             Results of Operations

Year Ended January 29, 2000 (fiscal 2000, 52 weeks)
---------------------------------------------------
vs. Year Ended January 30, 1999 (fiscal 1999, 52 weeks)
-------------------------------------------------------

     The net loss increased to $1,745,000 in fiscal 2000 from $958,000 in fiscal 1999. During fiscal 1999, the Company recognized a $1,365,000 extraordinary gain from debt restructuring. Accordingly, the loss from continuing operations decreased by $578,000 from $2,323,000 in fiscal 1999 to $1,745,000 in fiscal 2000.

     Net sales from continuing operations decreased to $49,901,000 in fiscal 2000 from $52,236,000 in fiscal 1999. The closed stores represented a decrease in sales of approximately $3,705,000 on a comparable store basis. As a result, the Company experienced a $1,370,000 sales increase on a comparable store basis in fiscal 2000 as compared to fiscal 1999.

     The Company's gross profit percentage increased to 33.0% of sales from 32.6% of sales in the previous year. This improvement is once again attributable to more opportunistic purchasing complemented by tightened controls on markdowns.

     For the second year in a row, the Company experienced significant cost savings. SG&A expenses decreased by $1,187,000 for fiscal 2000 as compared to fiscal 1999. Reductions in fixed operating expenses - rent, real estate taxes, depreciation and insurance - accounted for approximately $785,000 of the SG&A expense savings. In particular, health insurance costs declined $339,000 in fiscal 2000 as compared to fiscal 1999, as the Company experienced no catastrophic illness among its employees in the current fiscal year. Accordingly, SG&A expenses improved to 35.6% of sales in fiscal 2000 from 36.2% of sales in the previous year.

Year Ended January 30, 1999 (fiscal 1999, 52 weeks)
----------------------------------------------------
vs. Year Ended January 31, 1998 (fiscal 1998, 53 weeks)
-------------------------------------------------------

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

     Due in large part to the expense reduction program implemented early in fiscal 1999, the Company experienced significant cost savings in fiscal 1999. SG&A expenses decreased by $603,000 from fiscal 1998. Overall expense control and, in particular, reductions in maintenance and other outside service-related expenses, supplies, utilities, general insurance, real estate taxes and corporate overhead expenditures were at the core of the SG&A expense savings. As a result, SG&A expenses have improved to 36.2% of sales in fiscal 1999 from 36.5% of sales in fiscal 1998.

                         Forward - Looking Statements

Except for historical information, the matters discussed in this report are forward-looking statements that involve risks and uncertainties that may affect the Company's actual results and cause results to differ materially from such forward-looking statements. Such risks and uncertainties include, but are not limited to, risks and uncertainties with respect to the Company's liquidation, unanticipated liabilities arising before or after the liquidation, the timing of the Company's liquidation and dissolution and other factors indicated from time to time in the Company's filings with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

     The Company's consolidated financial statements are listed in Part IV, Item 14, of this Report and begin on page 15.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

       None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-------- --------------------------------------------------

     The following individuals served as officers and/or directors of the Company during the fiscal year ended January 29, 2000.

Name and Principal Occupation              Age         Term

Sheldon Collen........................     77          Director since 1993
Consultant and Attorney at Law

Clarence Farrar.......................     65          Director since 1996
President and Chief Operating Officer                  President and Chief
 of the Company; Vice President of                     Operating Officer since
 Goldblatt's                                           1993

Lionel Goldblatt......................     71          Director since 1959
Vice President of the Company;
Chairman of Goldblatt's

Noel Goldblatt........................     74          Director since 1999
Chairman and Chief Executive Officer
 of Noel Enterprises d/b/a
 Presidential Villas from 1989 to 1999

Sheldon Harris........................     76          Director since 1996
President of Evanston Property
 Management

William Hellman.......................     79          Director and Chief
Chairman and Chief Executive Officer                   Executive Officer since
 of the Company; President of                          1983
 Goldblatt's

Philip Rootberg......................      83          Director since 1983
Vice President of the Company;
Senior Partner of Rootberg Business
 Services, Inc., a public accounting
 firm

                           Compensation of Directors

     All outside directors who are not employees of the Company are compensated at the rate of $1,250 per quarter for serving on the Board of Directors. In addition, they receive $500 for each Board of Directors meeting attended.

                     Compliance With Section 16(a) Of The
                        Securities Exchange Act Of 1934

       Based solely on certain representations made to the Company and the Company's review of the Forms 3, 4 and 5 furnished to the Company during and with respect to the fiscal year ended January 29, 2000, the Company does not know of any failure to file a required form or of any late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11.  Executive Compensation
--------  ----------------------

     The following table sets forth certain information regarding compensation paid or accrued with respect to fiscal 2000, 1999 and 1998 by the Company and its subsidiaries to the Chief Executive Officer and each of the other highest compensated executive officers whose aggregate compensation for fiscal 2000 exceeded $100,000 (the "Named Executive Officers").

                          Summary Compensation Table

                                                                                          All Other      Securities
Name and Principal Position                             Year      Salary       Bonus     Compensation     Underlying
                                                                    ($)         ($)         ($)(1)       Options/SARs
                                                                                                           (#)(5)
----------------------------------------------------------------------------------------------------------------------
William Hellman (2)                                     2000     $127,404      $  0      $224,050          66,667
   Chairman and Chief Executive Officer of              1999      270,192         0       112,581
   the Company, and President of Goldblatt's            1998      200,000         0         1,113

Lionel Goldblatt (3)                                    2000     $135,000      $  0      $  1,587           8,333
   Vice President of the Company and                    1999      127,308         0         1,564
   Chairman of the Board of Goldblatt's                 1998      125,000         0         1,360

Clarence Farrar (4)                                     2000     $150,000      $  0      $  2,508          10,667
   President and Chief Operating Officer of the         1999      147,308         0         2,235
   Company, and Vice President of Goldblatt's           1998      140,000         0         2,845

--------
(1) The amounts shown represent Company contributions to the account of the named executive officer pursuant to the Company's 401(k) plan, the cost of group term life insurance and reimbursement for medical expenses in excess of that allowable to other employees pursuant to an executive officer health insurance plan. For Mr. Hellman, the amount also includes payments received under a Consulting Agreement.

(2) Mr. Hellman has entered into an Amended and Restated Employment Agreement ("Employment Agreement") with the Company, effective as of June 1, 1983 which as subsequently amended, provides for his employment as the Chairman of the Board and Chief Executive Officer of the Company to serve through June 30, 2000. He also serves as Chairman of the Executive Committee. Pursuant to the Employment Agreement as amended, Mr. Hellman reduced his base salary from $340,000 to $200,000 per year. Effective August 31, 1997, the Employment Agreement was amended to increase his base salary to $250,000. Effective January 31, 1999, he reduced his salary to $125,000 per year, such salary payable in accordance with the Company's remuneration policy regarding executives. In addition, under the terms of his Employment Agreement, Mr. Hellman receives a bonus equal to 5% of the pre-tax profits of Goldblatt's Department Stores, Inc. ("Goldblatt's"), as adjusted for certain items, and reimbursement for business expenses of up to $3,500 per month. Mr. Hellman's contract further provided that the equivalent of 50 percent of his salary be accrued for payments to him following termination of his employment. This was set forth in a Consulting Agreement on August 1, 1986 as amended, pursuant to which he has agreed to provide certain services to the Company following the termination of his employment, and he (or his estate) was to be paid $223,000 per year for ten years. The obligations of the Company, pursuant to the Consulting Agreement, are secured by an annuity which has been purchased by the Company, pursuant to a Pledge and Security Agreement dated as of January 25, 1991. Pursuant to an Amendment to the Agreement, the Consulting Agreement went into effect on August 1, 1998 and payments commenced as of that date. On March 17, 2000, the Compensation Committee of the Board of Directors authorized a lump-sum distribution of the full amount of the annuity to Mr. Hellman to fund his retirement plan.

(3) Mr. Goldblatt has entered into an Employment Agreement with the Company, effective as of June 1, 1983 and as subsequently amended, providing for his employment as a Vice President of the Company and as Chairman of Goldblatt's through January 31, 2001. Pursuant to the Employment Agreement, Mr. Goldblatt's base salary was increased from $125,000 to $135,000 per year. If the Employment Contract is not renewed or extended, the Employment Agreement provides that payment of base salary and other employee benefits will continue, as payment of severance compensation, for a period of six months upon expiration of the Employment Agreement or termination thereof prior to expiration in certain events. Mr. Goldblatt participates in the Goldblatt's Incentive Pool for officers.

(4) Mr. Farrar has entered into an Employment Agreement with the Company, dated as of November 30, 1990 and as subsequently amended, providing for his employment as President and Chief Operating Officer until June 30, 2000. Pursuant to the Employment Agreement, Mr. Farrar's base salary was increased from $140,000 to $150,000 per year. If the Employment Contract is not renewed or extended, the Employment Agreement provides that payment of base salary and other employment benefits will continue, as severance compensation, for a period of six months upon expiration of the Employment Agreement or termination thereof prior to expiration in certain events. Mr. Farrar participates in the Goldblatt's Incentive Pool for officers.

(5) During fiscal 2000, all remaining unexercised employee stock options previously held by Messrs. Hellman, Goldblatt and Farrar were cancelled, and the same number of options were reissued to them under the 1999 Amendment and Restatement of the 1988 Stock Option Plan.

                              Stock Option Plans

    During fiscal 2000, the Company's Board of Directors adopted the 1999 Amendment and Restatement of the 1988 Stock Option Plan (the "1999 Plan"), after approval by the shareholders at the annual meeting held on July 13, 1999. The 1999 Plan authorizes the issuance of 200,000 shares of the Company's Common Stock to salaried officers and other key employees of the Company and its subsidiaries.

    After the adoption of the 1999 Plan, a substantial portion of the remaining stock options previously granted under the Company's 1983 Stock Option and Stock Appreciation Rights Plan, as amended and restated (the "1983 Plan"), and the Company's 1988 Stock Option Plan, as amended and restated (the "1988 Plan"), were canceled and a comparable number of stock options were reissued to each of the participants, including Messrs. Hellman, Goldblatt and Farrar. All remaining stock options under the 1983 Plan and the 1988 Plan which were not canceled belonged to participants who had terminated their service from the Company. As of May 15, 2000 all of these remaining stock options have been canceled since the time period to exercise the options has lapsed. No additional options may be granted under the 1983 or the 1988 Plans. There were no individual grants made under the 1983 or 1988 Plans during the fiscal year ended January 29, 2000.

    As of May 15, 2000, 165,833 shares of the Company's Common Stock were subject to outstanding options, and there were 35 participants under the 1999 Plan. The average per share exercise price of all such options was $.16. There were 166,833 stock options granted under the 1999 Plan during the fiscal year ended January 29, 2000, and options to purchase 1,000 shares were exercised during the year. The remaining 165,833 shares will be deemed exercised and the stock option holders will be eligible for a liquidation distribution, as discussed in Note 3 to the consolidated financial statements.

    The following table provides certain information concerning each exercise of stock options under the Company's 1999 Stock Option Plan during the fiscal year ended January 29, 2000 by each of the Named Executive Officers and the fiscal year-end value of unexercised options held by such persons under the Company's Stock Option Plan:

                  Aggregated Option Exercises in Fiscal 2000
                       and January 29, 2000 Option Value

                                                       Number of Securities            Value of Unexercised
                                                     Underlying Unexercisable         In-the-Money Options at
                         Shares           $         Options at Fiscal Year End            Fiscal Year-End
                        Acquired        Value                  (#)                            ($) (1)
                                                 ---------------------------------------------------------------
Name                    Exercise #     Realized     Exercisable   Unexercisable    Exercisable    Unexercisable
                      ------------------------------------------------------------------------------------------
William Hellman
 1999 Plan                 0              -            66,667           0             $10,433            -

Lionel Goldblatt
 1999 Plan                 0              -             8,333           0             $ 1,304            -

Clarence Farrar
 1999 Plan                 0              -            10,667           0             $ 1,669            -

--------
(1) Dollar values were calculated by determining the difference between the fair market value of the underlying securities at year-end and the exercise price of the options at year-end.

                            Stock Option Reissuance

    The following table provides certain information concerning the cancellation of stock options under the Company's 1983 and 1988 Plans, and the reissuance of the same number of stock options under the 1999 Plan for each of the Named Executive Officers:

                                                        Ten-Year Option/SAR Reissuance
                      ------------------------------------------------------------------------------------------------
                                                                                                         Length of
                                                           Market                                         Original
                                        Number of         Price of        Exercise                      Option Term
                                        Securities        Stock at        Price of          New         Remaining at
                                        Underlying        Time of         Original        Exercise        Date of
                        Date of        Options/SARs      Reissuance       Options          Price         Reissuance
  Name                 Reissuance      Reissued (#)         ($)             ($)             ($)            (years)
------------------    ------------    --------------   --------------   ------------     ----------     -------------
William Hellman          8/24/99            16,667           $0.16            $1.50          $0.16              1.25
                         8/24/99            50,000            0.16             1.38           0.16              7.50

Lionel Goldblatt         8/24/99             8,333            0.16             1.50           0.16              1.25

Clarence Farrar          8/24/99             2,667            0.16             1.50           0.16              1.25
                         8/24/99             8,000            0.16             1.38           0.16              7.50

          Compensation Committee Interlocks And Insider Participation Messrs. Harris, Collen And Rootberg Comprise The Compensation Committee.

                       Report of Compensation Committee

     The Compensation Committee is charged by the Board of Directors with determining salary and bonus arrangements for all executive officers of the Company. During fiscal 2000, the Company's Compensation Committee was composed of Mr. Rootberg (Chairman), Mr. Harris and Mr. Collen. The Company's Compensation Committee met once in fiscal year 2000.

     Compensation consists of a base salary and a bonus. The base salary level is established using experience, longevity and degree of responsibility as a guideline. The Compensation Committee has not retained a compensation consultant or commissioned any executive compensation surveys.

     All bonuses are earned based on a pre-determined formula related to the profit performance of the Company or its subsidiaries. The bonus of Mr. Hellman, the Chief Executive Officer of the Company, is equal to 5% of the pre-tax profit of Goldblatt's. The Committee feels that this contractual arrangement fairly provides a productivity clause to the performance of Goldblatt's which is of the utmost importance to the stability of the Company. Mr. Hellman does not and has not drawn a salary or bonus from any other division. Mr. Hellman was the President of Goldblatt's through most of the 1980's, and reassumed that position in 1993. Other than Mr. Hellman, the executive officers participate in a bonus pool which is equal to 5% of the pre-tax profits of the Company. No bonuses were paid for calendar 1999. The Compensation Committee determined that the cancellation and reissuance of stock options during fiscal 2000, as described in "Stock Option Plans", was appropriate in light of the affected employees' contributions to the Company.

     The Committee also reviews and administers policies and programs with respect to employment and other agreements with executives. The Committee believes these arrangements with executives serve the important purpose of assuring continuing loyalty and concentration.

     Overall, the Company has maintained employee compensation programs designed to compensate its officers, managers and other key employees in relationship to the profitability of the Company as well as individual job performance. In addition, stock options for officers, managers and other key employees are awarded at the discretion of this committee after consultation with the CEO and approval by the Board. The stock option program is designed to give additional incentive to key employees, which in turn enhances the value of the Company to all shareholders.


                                   By: The Compensation Committee Members
                                   Philip Rootberg
                                   Sheldon Harris
                                   Sheldon Collen

                              SHAREHOLDER RETURN
                               PERFORMANCE GRAPH

                      Comparison of Five Year Cumulative
                 Total Return Among the Company, the NASDAQ -
                National Market System -United States Issuers,
                        and the NASDAQ - Retail Stocks

                            1995           1996           1997           1998           1999           2000
                          ---------      ---------      ---------      ---------      ---------      ---------
JG Industries, Inc.         $ 100         $ 53.33        $ 26.67        $ 25.56        $  4.44        $  5.56
NASDAQ Stock Market           100          143.99         186.24         222.97         348.19         537.67
NASDAQ Retail Stocks          100          112.71         139.75         161.68         197.63         158.86

     The total return assumes that dividends were re-invested quarterly, and is based on a $100 investment on January 28, 1995. The measurement point for each year beginning 1996 is the end of the Company's fiscal year, which varied from January 25 to January 31.


[Graph follows]

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     The following table sets forth certain information as of May 15, 2000 regarding the beneficial ownership of the Company's Common Stock (on an as-converted basis) by (i) all persons who owned of record or, to the knowledge of the Company, beneficially, 5% or more of the outstanding shares of Common Stock (on an as-converted basis), (ii) each director, (iii) the Chief Executive Officer and the other three most highly compensated executive officers, and (iv) all directors and executive officers as a group.


                                                               Number of
                                                                 Shares                  Approximate
                                                              Beneficially                Percentage
Name of Beneficial Owner                                         Owned                     of Class
------------------------                                      ------------             --------------
Sheldon Collen(1)............................................        5,333  (6)                 **
Sheldon Harris(1)............................................      301,156  (5)(6)(7)         15.9
Lionel Goldblatt(1)(2).......................................       60,829  (3)                3.2
William Hellman(1)(2)........................................      357,921  (4)(7)            18.9
Philip Rootberg(1)(2)........................................      251,461  (5)(6)(7)         13.3
Noel Goldblatt(1)............................................        6,000  (6)                 **
Clarence Farrar(1)(2)........................................       15,575  (8)                 **
                                                                   -------                    ----

All current directors and executive officers as a group
(seven persons)                                                    998,275  (9)               52.7
                                                                   =======                    ====

_________
 **Less than 1%
(1) Director. Mr. Harris and Mr. Lionel Goldblatt are brothers-in-law. Mr. Lionel Goldblatt and Mr. Noel Goldblatt are cousins.
(2)  Executive Officer.
(3) Includes 8,333 shares issuable upon exercise of currently exercisable employee stock options.
(4) Includes 66,667 shares issuable upon exercise of currently exercisable employee stock options.
(5) With respect to Mr. Harris, includes (i) 25,780 shares of Common Stock held by Mr. Harris and (ii) 48,154 shares held in trust for the benefit of members of Mr. Harris' family, for which Mr. Harris disclaims beneficial ownership. With respect to Mr. Rootberg, includes 18,739 shares of Common Stock owned by Mr. Rootberg.
(6) Includes 5,000 shares issuable upon exercise of currently exercisable employee stock options.
(7) For each of Mr. Harris, Mr. Hellman and Mr. Rootberg, the table above includes 222,222 of the 666,666 shares of Common Stock into which the 1,500 shares of Series B Preferred Stock held pursuant to a Shareholders Agreement dated December 13, 1996 (the "Shareholders Agreement"), for which Messrs. Harris, Hellman and Rootberg are trustees, are convertible. Messrs. Hellman and Harris each disclaims beneficial ownership of 444,444 of the shares of Common Stock into which the shares of Series B Preferred Stock held pursuant to the Shareholders Agreement are convertible. Mr. Rootberg disclaims beneficial ownership of all 666,666 shares of Common Stock into which shares of Series B Preferred Stock are convertible. 444,444 shares are held pursuant to the Shareholders Agreement and 222,222 shares are held in trust for the benefit of members of Mr. Rootberg's family.
(8) Includes 10,667 shares issuable upon exercise of currently exercisable employee stock options.
(9) Includes 105,667 shares issuable upon exercise of currently exercisable employee stock options.

     As of May 15, 2000, based on information filed with the Securities and Exchange Commission, the persons known to the Company to beneficially own 5% or more of the Company's outstanding Common Stock (on an as-converted basis) are as follows:

                                                        Number of
                                                         Shares          Approximate
                                                      Beneficially       Percentage
Name of Beneficial Owner                                  Owned           of Class
------------------------                                  -----           --------
Sheldon Harris....................................       301,156             15.9
  Evanston Property Management
  803 1/2 Chicago Avenue
  Evanston, IL 60202
William Hellman...................................       357,921             18.9
  JG Industries, Inc.
  5630 West Belmont Avenue
  Chicago, IL 60634
Philip Rootberg...................................       251,461             13.3
  Rootberg Business Services, Inc.
  250 South Wacker Drive
  Suite 800
  Chicago, IL 60606



Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

  See Note 13 of the Notes to the Company's Consolidated Financial Statements.

                                    PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K
--------  ------------------------------------------------------

(a)  The following documents are filed as part of this report:

                                                                                      Page
                                                                                     Number
                                                                                     ------
     (1)   Consolidated Financial Statements:
           ----------------------------------

           Report of Independent Accountants                                            16

           Consolidated Balance Sheets, January 29, 2000 and January 30, 1999           17

           Consolidated Statements of Operations for the fiscal years ended
           January 29, 2000, January 30, 1999 and January 31, 1998                      18

           Consolidated Statements of Common Stock and Other Shareholders' Equity
           for the fiscal years ended January 29, 2000, January 30, 1999
           and January 31, 1998                                                         19

           Consolidated Statements of Cash Flows for the
           fiscal years ended January 29, 2000, January 30, 1999
           and January 31, 1998                                                         20

           Notes to Consolidated Financial Statements                                   21-29

           Signatures                                                                   30

     (2)   See the Index to Exhibits on pages 31 through 32.
           -------------------------------------------------

(b)    Reports on Form 8-K.

           The Company filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended January 29, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of JG Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, common stock and other shareholders' equity, and cash flows present fairly, in all material respects, the financial position of JG Industries, Inc. and Subsidiaries (the "Company") at January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, due to the Company's weak financial condition, including its continuing operating losses, and uncertainty as to its ability to continue as a going concern, the Company adopted a plan of liquidation as of February 1, 2000 which includes sale of all of the assets of the Company. The consolidated financial statements do not include any adjustments that might result from the liquidation of the Company described in Note 2.



                                    PricewaterhouseCoopers LLP



Chicago, Illinois
May 12, 2000

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                     January 29, 2000 and January 30, 1999
                       (in thousands, except share data)
                       ---------------------------------


                                                                            January 29,                 January 30,
                                                                               2000                        1999
                                                                        ---------------------        --------------------
ASSETS
Current assets:
 Cash and cash equivalents                                              $                 360        $                212
 Receivables, net of allowance of $36 and $16, respectively                               212                         198
 Merchandise inventories                                                                5,159                       5,724
 Other assets - restricted $223                                                           271                         256
                                                                        ---------------------        --------------------
    Total current assets                                                                6,002                       6,390
                                                                        ---------------------        --------------------
Land, buildings and equipment, at cost:
 Land                                                                                     478                         478
 Buildings                                                                                998                         998
 Leasehold improvements                                                                 5,620                       5,670
 Furniture, fixtures and vehicle                                                        6,141                       6,604
                                                                        ---------------------        --------------------
                                                                                       13,237                      13,750
Less accumulated depreciation and amortization                                          9,560                       9,535
                                                                        ---------------------        --------------------
                                                                                        3,677                       4,215
                                                                        ---------------------        --------------------
Leasehold rights, net                                                                      22                          25
Other assets - restricted $1,185 and $1,299, respectively                               1,340                       1,504
                                                                        ---------------------        --------------------
                                                                        $              11,041        $             12,134
                                                                        =====================        ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings                                                  $               2,009        $                  5
 Current portion of long-term debt                                                         43                         530
 Accounts payable                                                                       2,817                       3,084
 Accrued real estate taxes                                                                677                       1,188
 Accrued liabilities                                                                    1,091                       1,022
 Accrued dividends                                                                          6                           7
                                                                        ---------------------        --------------------
    Total current liabilities                                                           6,643                       5,836
                                                                        ---------------------        --------------------
Long-term debt, less current portion                                                      724                         745
Other long-term liabilities                                                               516                         605
Minority interest                                                                       1,547                       1,457
Common stock and other shareholders' equity:
 Common share: no par value; authorized 10,000,000 shares; issued
  2,406,770 and 2,405,770 shares, respectively                                         11,246                      11,246
 Paid-in capital                                                                        5,939                       5,939
 Convertible preferred stock: no par value; authorized and issued
  1,500 shares                                                                          1,500                       1,500
 Accumulated deficit                                                                  (13,461)                    (11,581)
 Treasury shares - 1,345,116 and 1,345,100 shares at cost, respectively                (3,613)                     (3,613)
                                                                        ---------------------        --------------------

Total common stock and other shareholders' equity                                       1,611                       3,491
                                                                        ---------------------        --------------------
                                                                        $              11,041        $             12,134
                                                                        =====================        ====================

 The accommpanying notes are an integral part of these consolidated financial statements.

                     JG INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE FISCAL YEARS ENDED
            January 29, 2000, January 30, 1999 and January 31, 1998
                       (in thousands, except share data)
                       ---------------------------------

                                                                   2000          1999          1998
                                                                 ---------     ---------     ---------
Net sales from continuing operations                             $  49,901     $  52,236     $  53,483
Cost of sales                                                       33,411        35,187        36,371
                                                                 ---------     ---------     ---------
Gross profit                                                        16,490        17,049        17,112
Selling, general and administrative expenses                        17,745        18,932        19,535
                                                                 ---------     ---------     ---------
Operating loss from continuing operations                           (1,255)       (1,883)       (2,423)
                                                                 ---------     ---------     ---------
Other income (expenses):
Interest income                                                        115           105           114
Interest expense                                                      (272)         (161)         (151)
Loss on sale of assets and store closings, net                        (231)         (400)
Minority interest in net income of subsidiaries                        (90)          (99)          (96)
                                                                 ---------     ---------     ---------
                                                                      (478)         (555)         (133)
                                                                 ---------     ---------     ---------
Loss from continuing operations before income tax provision         (1,733)       (2,438)       (2,556)
Income tax provision (benefit)                                          12          (115)           13
                                                                 ---------     ---------     ---------
Loss from continuing operations                                     (1,745)       (2,323)       (2,569)
Extraordinary item:
Gain on debt restructuring, net of related expenses                                1,365
                                                                 ---------     ---------     ---------
Net loss                                                         $  (1,745)    $    (958)    $  (2,569)
                                                                 =========     =========     =========
Net loss available to common shareholders                           (1,880)       (1,093)     $ (2,707)
                                                                 =========     =========     =========

Per share data - basic and diluted
Loss from continuing operations                                  $   (1.77)    $   (2.32)     $  (2.55)
Extraordinary gain                                                                  1.29
                                                                 ---------     ---------     ---------
Net loss                                                         $   (1.77)    $   (1.03)     $  (2.55)
                                                                 =========     =========     =========

 The accommpanying notes are an integral part of these consolidated financial statements.

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF COMMON STOCK AND OTHER SHAREHOLDERS' EQUITY

                           for the fiscal years ended
            January 29, 2000, January 30, 1999 and January 31, 1998
                       (in thousands, except share data)
                        -------------------------------


                                                                                                                     Total Common
                                                                                                                       Stock and
                                                                                                                        Other
                                              Common       Paid-in     Preferred     Accumulated      Treasury      Shareholders'
                                              Shares       Capital       Stock         Deficit         Shares           Equity
                                           -----------   ---------   -----------   -------------    ----------    ---------------

Balances, January 25, 1997                 $    11,246   $   5,939   $     1,500   $      (7,781)   $   (3,613)   $         7,291

Net loss, fiscal 1998                                                                     (2,569)                          (2,569)
Dividends accrued on convertible
 preferred stock                                                                            (138)                            (138)
                                           -----------   ---------   -----------   -------------    ----------    ---------------
Balances, January 31, 1998                 $    11,246       5,939         1,500         (10,488)       (3,613)             4,584

Net loss, fiscal 1999                                                                       (958)                            (958)
Dividends accrued on convertible                                                            (135)                            (135)
 preferred stock
                                          ------------   ---------   -----------   -------------    ----------    ---------------
Balances, January 30, 1999                 $    11,246       5,939         1,500         (11,581)       (3,613)             3,491

Net loss, fiscal 2000                                                                     (1,745)                          (1,745)
Dividends accrued on convertible
 preferred stock                                                                            (135)                            (135)
                                          ------------   ---------   -----------   -------------    ----------    ---------------
Balances, January 29, 2000                 $    11,246  $    5,939   $     1,500   $     (13,461)   $   (3,613)   $         1,611
                                           ===========   =========   ===========   =============    ==========    ===============

                      JG INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           for the fiscal years ended
            January 29, 2000, January 30, 1999 and January 31, 1998
                                 (in thousands)
                                ----------------

                                                                    2000           1999        1998
                                                                  --------      -----------   --------
Cash flows from operating activities:
Net loss                                                         $  (1,745)    $    (958)     $ (2,569)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
 Depreciation and amortization                                         825           929         1,007
 Minority interest in net income of subsidiaries                        90            99            96
 Net loss on sale of assets and store closings                         231           400
 Extraordinary gain on debt restructuring                                         (1,365)
Changes in assets in liabilities:
 Accounts receivable                                                   (14)           83             9
 Merchandise inventories                                               465           442            63
 Other assets (current)                                                (15)           48           (80)
 Other assets (noncurrent)                                             164           233          (107)
 Accounts payable and accrued liabilities                             (777)          406           388
 Other liabilities (noncurrent)                                        (89)         (220)          (42)
                                                               -----------    ----------   -----------
Net cash (used in) provided by operating activities                   (865)           97        (1,235)
Cash used in investing activities:
 Net proceeds from sale of assets                                        3             6            21
 Capital expenditures                                                 (319)         (366)         (502)
 Purchase of annuity contracts                                                                     (32)
                                                               -----------    ----------    ----------
Net cash used in investing activities                                 (316)         (360)         (513)
                                                               -----------    ----------    ----------
Cash flows from financing activities:
 Borrowings under line of credit                                     2,004         4,155         2,275
 Repayments under line of credit                                                  (4,150)       (2,275)
 Redemption of promissory note to Jupiter                             (500)
 Proceeds from mortgage borrowing                                                                  800
 Principal payments on long-term debt
   and capital lease obligation                                        (39)          (25)
 Dividends paid on convertible preferred stock                        (136)         (135)         (136)
                                                               -----------    ----------   -----------
Net cash provided by (used in) financing activities                  1,329          (155)          664
                                                               -----------    ----------   -----------
Net increase (decrease) in cash and cash equivalents                   148          (418)       (1,084)
Cash and cash equivalents at beginning of year                         212           630         1,714
                                                               -----------    ----------  ------------
Cash and cash equivalents at end of year                         $     360     $     212      $    630
                                                               ===========    ==========  ============
Cash paid during the fiscal year for:
 Interest                                                        $     256     $     126      $     45
 Income taxes                                                           12            13            17

                     JG INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 ____________

1.   Summary of Significant Accounting Policies - Going Concern Basis
     -----------------------------------------------------------------

     A)   Principles of Consolidation - The consolidated financial statements
          ---------------------------
          include the accounts of JG Industries, Inc. (the "Company" or "JG") and subsidiary companies that are majority owned or effectively controlled. The Company's majority owned subsidiaries include Goldblatt's Department Stores, Inc. ("Goldblatt's") (the Company's discount department store division) and Sussex Group Holding Company (which was merged into the Company subsequent to January 29, 2000). The Company is engaged in retail merchandising operations in one continuing business segment consisting of eight discount department stores primarily located in the Chicago, Illinois vicinity. Significant intercompany accounts and transactions have been eliminated.

     B)   Cash and Cash Equivalents - The Company considers all highly liquid
          -------------------------
          investments purchased with an original maturity of three months or less to be cash equivalents. As of January 29, 2000 and January 30, 1999, cash and cash equivalents are concentrated with banks located in the Midwest region of the United States.

     C)   Merchandise Inventories - Merchandise inventories are stated at
          -----------------------
          the lower of cost or market. Cost is determined on the last-in, first-out (LIFO) basis for approximately 85% of the inventory using the retail method as of January 29, 2000 and January 30, 1999. The remaining inventory was valued on the first-in, first-out (FIFO) basis using the retail method. If the FIFO method had been used to value all inventories, the cost would have been $438,000 and $497,000 higher at January 29, 2000 and January 30, 1999, respectively. During fiscal 2000, 1999 and 1998, certain LIFO inventory levels were reduced which increased income by approximately $41,000, $75,000 and $16,000, respectively, due to the matching of older historical inventory cost with current sales dollars.

     D)   Land, Buildings and Equipment - Depreciation is computed using the
          -----------------------------
          straight-line method over the following estimated useful lives of the assets: buildings - 25 to 30 years; leasehold improvements - up to 25 years, depending on the applicable lease term; and furniture, fixtures and equipment - 3 to 12-1/2 years. Asset costs and related accumulated depreciation are eliminated from the accounts when the asset is disposed of or at the end of its estimated useful life. Expenditures for renewals and betterments are capitalized, while costs of maintenance and repairs are charged to operations when incurred.

     E)   Leasehold Rights - Leasehold rights represent the value or cost of
          ----------------
          leases acquired and improvements. Amortization of the rights is computed using the straight-line method over the terms of the related leases. Leasehold rights are shown net of accumulated amortization of $28,000 at January 29, 2000 and $25,000 at January 30, 1999.

     F)   Store Pre-Opening Costs - Noncapital expenditures incurred prior to
          -----------------------
          the opening of a new store are charged to expense in the year the store is opened.

     G)   Per Share Data - For fiscal 2000, 1999 and 1998, basic and diluted per
          --------------
          share calculations are computed based on the weighted average number of common shares outstanding of 1,061,654, 1,060,670 and 1,060,674, respectively. Incremental shares from the assumed conversion of preferred stock of 666,666 in fiscal 2000 and 1999 are not included as they would be anti-dilutive. Also, incremental shares from the assumed exercise of common stock options of 44,945 in fiscal 2000 are not included as they would be anti-dilutive. Options to purchase 2,333 and 162,167 shares of common stock were outstanding at January 29, 2000 and January 30, 1999, respectively, but were not included in the computation of diluted earnings per share since the options' exercise prices were greater than the average market price of the common shares, and they also would be anti-dilutive.

          Loss per share applicable to common shares for fiscal 2000, 1999 and 1998 is computed after recognition of the dividend requirements of $135,000, $135,000 and $138,000, respectively, on the redeemable and convertible preferred stock.

     H)   Income Taxes - The Company files a consolidated federal income tax
          ------------
          return with subsidiaries in which its ownership interest is 80% or greater.

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

     I)   Financial Instruments - The fair value of cash and cash equivalents is
          ---------------------
          assumed to approximate the carrying value of these assets due to the short maturity of these instruments. The fair value of the Company's long-term debt is estimated to approximate the carrying value based upon borrowing rates currently available to the Company for borrowings with similar terms.

     J)   Use of Estimates - The preparation of financial statements in
          ----------------
          conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at January 29, 2000 and January 30, 1999 and the reported amounts of revenues and expenses during the three years ended January 29, 2000. Actual results could differ from those estimates.


2.   Going Concern and Liquidation
     -----------------------------

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The fiscal 2000 consolidated financial statements do not include any adjustments that might result from the liquidation of the Company as discussed below.

     In fiscal 2000, the Company reported a loss from continuing operations of $1,745,000, the eleventh consecutive loss from continuing operations. Due to the Company's weak financial condition, its continuing operating losses and poor future prospects, including the uncertainty as to its ability to continue as a going concern, the Company has discussed the sale of part or all of the Company's assets with several parties. On February 1, 2000, the Company's Board of Directors concluded that it was in the best interest of the Company and its shareholders to sell substantially all of the Company's assets, wind-up its operations and subsequently dissolve and liquidate ("the Liquidation"). On February 2, 2000, the Company executed a Sale-Purchase Agreement with Ames Department Stores, Inc. ("Ames") for the sale of the Company's interests in leased real estate where seven of the Company's eight stores were located ("Ames Sale"). Pursuant to this agreement, JG completed the Ames Sale on April 17, 2000. In conjunction with the Ames Sale, JG has begun the process of selling its only owned real property. The Company has ceased all retail operations and began winding-up its affairs shortly after the end of its fiscal year on January 29, 2000. Prior to and in conjunction with the closing of the Ames Sale, all inventory and layaway receivables have been liquidated as well. The Company has closed its stores and commenced the process of selling its trade fixtures in sales to the public. As of the filing date, the Company does not have any operating assets with which it can conduct business operations. The vast majority of its employees have been terminated with a very limited number of corporate employees engaged in winding-up of the Company's affairs. The Company currently anticipates that it will file a Certificate of Dissolution with the Illinois Secretary of State in the near future.

     The Company has adopted the liquidation basis of accounting effective February 1, 2000 (the date that liquidation became imminent), whereby assets are valued at their estimated net realizable values and liabilities are stated at their estimated settlement amounts. The valuation of assets and liabilities requires estimates and assumptions by management and are subject to significant uncertainties as to the manner to which future events may occur and impact the ultimate execution of the Liquidation. The amount and timing of future liquidating distributions, if any, will depend upon a variety of factors, including, but not limited to, the actual proceeds from the sale of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, and actual costs incurred in connection with carrying out the Liquidation. Included in liabilities at February 1, 2000 is an accrual for estimated costs of operating the Company through complete liquidation. The estimated accrued liquidation costs include, but are not limited to, costs associated with disposing of the Company's remaining assets and general administrative expenses.

     The Company's business strategy in order to achieve complete liquidation and dissolution is as follows:

     . Collect its assets, including without limitation, at the discretion of the Board of Directors of the Company, the liquidation of some or all of its subsidiaries;

     .   Convey and dispose of its real property;

     .   Discharge or make provisions for discharging its liabilities;

     .   Distribute its remaining assets among its shareholders;

     . Do every other act necessary to wind up and liquidate its business and affairs.

3.   Unaudited Pro-Forma Consolidated Statement of Net Assets in Liquidation
     -----------------------------------------------------------------------

     The following unaudited pro-forma consolidated financial information represents the pro-forma consolidated statement of net assets in liquidation as of February 1, 2000 (the date liquidation became imminent).


         Unaudited Pro-Forma Consolidated Statement of Net Assets in Liquidation As of February 1, 2000 (in thousands)

               Assets
                  Cash and cash equivalents                  $    360
                  Layaway and other receivables                   154
                  Notes receivable                                150
                  Receivable from Ames                          7,526
                  Merchandise inventories                       4,563
                  Land and building                             1,900
                  Furniture, fixtures and vehicle                 106
                  Annuity contract                              1,408
                                                             --------
               Total Assets                                  $ 16,167
                                                             --------

               Liabilities
                  Borrowings on line of credit               $  2,009
                  Accounts payable                              2,637
                  Accrued liabilities                           6,242
                  Mortgage loan                                   745
                  Capital lease obligation                         22
                  Minority interest                             1,547
                                                             --------
               Total Liabilities                             $ 13,202
                                                             --------

               Net assets in liquidation at February 1, 2000 $  2,965
                                                             ========

     Layaway and Other Receivables - Subsequent to February 1, 2000, the Company sold its layaway receivables to Hilco/Great American Group ("Hilco") for 42.0% of the retail value for a price of $53,666. The value of the receivables is adjusted to reflect the net realizable value.

     Notes Receivable - The balance represents notes receivable from a minority shareholder of two of the Company's former subsidiaries, Sussex Group Holding, Inc. and Sussex Group, Ltd. Collection of this receivable is dependent, in part, on the settlement of the minority interest liability at January 29, 2000, as discussed below.

     Receivable from Ames - On April 17, 2000, pursuant to a Sale-Purchase Agreement dated February 2, 2000, the Company completed the sale to Ames of the Company's interests in leased real estate where seven of the eight Goldblatt's stores were located. The final purchase price, after adjustments, was $7,526,000. On April 17, 2000, the Company received $6,981,000 in cash and cash equivalents. The remaining balance of $545,000 is being held in an escrow account by Ames to pay for certain claims that may arise from the Company's prior use of the leased real estate for up to fifteen months after April 17, 2000. As a result of this sale, the Company's leasehold improvements with a net book value of $1,840,101 at January 29, 2000 and straight-line rent obligations of $516,340 included in other long-term liabilities at January 29, 2000 were written off.

     Merchandise Inventories - On February 2, 2000, the Company sold its merchandise inventory to Hilco for 45.4% of the retail value for a price of $4,562,588. As a result of the sale, Hilco paid $2,024,640 directly to a financial institution on behalf of the Company to settle the Company's outstanding line of credit and paid $2,537,948 to the Company.

     Land and Building - The Company entered into a contract dated May 2, 2000 for the sale of its solely owned store site located at 4700 S. Ashland Avenue, Chicago, IL and the use of the Goldblatt's Department Stores name, and expects to close the sale on May 31, 2000. As of February 1, 2000, the property is valued at $1,900,000, which represents the contract selling price. The property is subject to a $745,000 mortgage at January 29, 2000.

     Furniture, Fixtures and Vehicle - The Company has liquidated furniture, fixtures and equipment with a net book value of $1,250,623 for net proceeds of approximately $60,000. The value of the furniture, fixtures and equipment at February 1, 2000 is adjusted to reflect its net realizable value. Additionally, included in the balance is a held for sale vehicle with a net book value of $46,000.

     Annuity Contract - The balance represents the current value of an annuity contract purchased to secure consulting payments to the chief executive officer ("Executive"), as required by the Employment Agreement and Consulting Agreement. On March 17, 2000, the Compensation Committee of the Board of Directors authorized a lump-sum distribution of this amount to the Executive to fund his retirement plan.

     Accounts Payable - The Company has settled its vendor payables and realized a net gain of $180,000. The value of the accounts payable at February 1, 2000 is adjusted to the net settlement amount.

     Accrued Liabilities - Included in accrued liabilities are accrued estimated costs of liquidation to be incurred in carrying out the Liquidation. The estimated costs include known liabilities to be incurred in connection with the sale and disposition of the Company's remaining assets (primarily furniture, fixtures and equipment), salaries and related expenses of officers and employees and general overhead expenses related to execution of the Liquidation Plan. The components of the accrued estimated costs of liquidation at February 1, 2000 are as follows (in thousands):

          Salaries and benefits                $1,167
          Amount due under annuity contract     1,408
          Rent expense                            339
          Real estate taxes                       244
          Insurance                               100
          Professional fees                       400
          Income taxes payable                     60
          Other, net                              750
                                               ------
          Total                                $4,468
                                               ======

     The actual costs incurred could vary significantly from the related accrued expenses due to uncertainty related to the length of time and actual costs that may be required to execute the Liquidation Plan.

     Minority Interest - A minority shareholder held minority interests in two of the Company's subsidiaries, Sussex Group Ltd. and Sussex Group Holding Company. These companies have been merged into the Company. In connection with these mergers, the Company provided notice to this minority shareholder that his interests would be converted to the right to receive $1,165,500 in cash. While this minority shareholder has notified the Company that he intends to exercise his appraisal rights with respect to these minority interests under Delaware Law, the Company does not believe that he exercised these appraisal rights in a timely manner. Therefore, pursuant to the mergers, the Company is mailing to this minority shareholder payment of $1,165,500 for his minority interests. This minority shareholder may continue to dispute the amount owed to him, and the Company could incur significant additional costs in connection with any such dispute.

     Income Taxes - Upon the sale of assets, the Company will recognize gain or loss for federal income tax purposes. The amount of the Company's income tax obligation with respect to these transactions will depend on the terms of the transaction. If the Company recognizes a net gain on the sale of its assets, it anticipates that it will not, because of the net operating loss carryforwards of approximately $21,613,000 have any federal income tax obligation with respect to such gain, except under the alternative minimum tax rules, which is estimated at $60,000 at February 1, 2000.

     Liquidation Distribution - Upon dissolution and liquidation, each shareholder will receive in cash such shareholder's pro rata share of the liquidation proceeds. Holders of the preferred stock will receive the amount they would have received if they converted their shares into shares of common stock. Additionally, the holders of any outstanding options for common stock will be deemed to have exercised their options and will receive their pro rata share of the liquidation proceeds, net of option exercise price. The liquidation distribution is based on the total number of shares of 1,894,153. This includes 1,061,654 in outstanding common shares, 666,666 common shares from the conversion of the preferred stock, and 165,833 shares attributable to the conversion of outstanding stock options. The Company anticipates that holders of common stock (including holders of the convertible preferred stock) will receive in excess of $1.00 per share for each share of common stock, and that holders of the stock options will receive in excess of $.84 per share, net of option exercise price, for each share. However, the inability of the Company to sell its remaining assets for anticipated proceeds or to settle outstanding disputes for anticipated amounts, unanticipated liabilities that arise during the ongoing liquidation and/or other changes that occur during the course of the liquidation could cause the actual amount received by holders of the Company's stock to vary significantly from the currently anticipated amount. JG Industries also does not anticipate distributing any amount to shareholders in this liquidation prior to October 17, 2000, and the liquidation could take significantly longer.

4.   Notes Payable and Long-Term Debt
     --------------------------------

     Long-term debt at January 29, 2000 and January 30, 1999 is summarized as follows (in thousands):

                                             Balance
                                        -----------------
      Description                       1/29/00   1/30/99
      -----------                       -------   -------
      JG:
       Jupiter promissory note          $     0   $   500
      Goldblatt's:
       Mortgage loan                        745       775
       Capital lease                         22
                                        -------   -------
                                            767     1,275
      Less current maturities                43       530
                                        -------   -------
                                        $   724   $   745
                                        =======   =======

     Long-term debt maturing within each of the six fiscal years subsequent to January 29, 2000 is as follows (in thousands):

                              2001            $ 43
                              2002              47
                              2003              39
                              2004              42
                              2005              45
                              2006             551

     Effective May 15, 1998, the original $1,745,898 Jupiter promissory note obligation was amended and restated. As a result of this transaction, the Company recognized an extraordinary gain on debt restructuring of approximately $124,000, net of related expenses, during fiscal 1999. The amended and restated note was payable in three annual installments of $581,966 each commencing May 15, 1999, with the last installment due and payable on May 15, 2001. On January 29, 1999, the Company and Jupiter entered into a Cancellation Agreement whereby the amended and restated $1,745,898 promissory obligation was canceled upon a lump-sum payment of $500,000 to Jupiter. As a result of this transaction, the Company recognized an additional extraordinary gain on debt restructuring of approximately $1,241,000, net of related expenses, during fiscal 1999. During fiscal year 2000, the Company made the $500,000 lump-sum payment to Jupiter.

     Effective January 30, 1998, Goldblatt's entered into a mortgage loan agreement for $800,000 with an 8.5% fixed rate of interest from a regional financial institution. The mortgage is secured by a parcel of owned real estate housing a Goldblatt's store, and is guaranteed by JG. The loan agreement stipulates monthly principal and interest payments of $7,878 and a final principal payment of approximately $551,000 due on January 31, 2005. The loan agreement requires that no default exists under the line of credit agreement.

     Effective January 28, 1999, Goldblatt's entered into a Loan and Security Agreement ("Loan Agreement") with a financial institution. The Loan Agreement provided a revolving line of credit of up to $3,000,000 through January, 2001 based on availability of a borrowing base equal to 45% of merchandise inventory computed on a FIFO basis. The line was collateralized by Goldblatt's inventory and cash and cash equivalents. The line of credit agreement required that Goldblatt's maintain a FIFO inventory cost of at least $5,500,000. Additionally, the Company was required to pay down the outstanding line of credit with any available cash on a daily basis. Interest was payable at the prime rate plus 1%. The line was guaranteed by JG. There was $2,009,000 in outstanding borrowings on the line as of January 29, 2000. At January 29, 2000 the Company had $991,000 available on the line of credit.

     As more fully described in Note 3, the outstanding amount on the line of credit was paid off with the proceeds from the liquidation of inventory on February 8, 2000.

     The weighted average interest rate on short-term borrowings for fiscal 2000, 1999 and 1998 was 9.06%, 9.28% and 9.50%, respectively.

5.   Preferred Stock
     ---------------

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



6.   Income Taxes
     ------------

     The income tax provision for fiscal 2000 is comprised of current state taxes of $12,000. The income tax provision for fiscal 1999 is comprised of current state taxes of $13,000, offset by a tax benefit related to the reversal of previously recorded tax liability of $128,000.


     At January 29, 2000, the Company has net operating loss carryforwards of approximately $21,613,000 available to offset future taxable income for federal income tax purposes. The amount of carryforwards which expired in fiscal 2000 was $3,146,604.

     The components of the net deferred tax assets and liabilities as of January 29, 2000 and January 30, 1999 are as follows:


                                            2000      1999
                                            ----      ----
                                              (in thousands)
     Deferred tax assets:
       Inventory                           $   102   $   126
       Accruals and other liabilities          201       236
       Alternative Minimum Tax credit          398       398
       Net operating loss carryforwards      8,429     9,106
                                           -------   -------
                                             9,130     9,866
       Valuation allowance                  (8,480)   (9,085)
                                           -------   -------
                                               650       781
                                           -------   -------

     Deferred tax liabilities:
       Property, plant and equipment           650       781
                                           -------   -------
                                               650       781
                                           -------   -------

          Net deferred tax liabilities     $     -   $     -
                                           =======   =======

7.  Lease Commitments
    -----------------

    At January 29, 2000, the Company leased seven of its eight Goldblatt's store locations. Certain store leases contained contingent rental provisions based on retail sales. Rent expense, net of insignificant sublease income, for fiscal years 2000, 1999 and 1998 was $1,818,000, $1,894,000 and $1,873,000,
    respectively, including contingent rentals of $168,000, $223,000 and $228,000, respectively. Straight-line rent obligations of $516,000 and $605,000 are included in other long-term liabilities at January 29, 2000 and January 30, 1999, respectively.

     Effective April 17, 2000, the Company sold its interest in all the leased real estate to Ames (as more fully described in Notes 2 and 3). As a result, the future minimum lease commitments for the operating leases for the store locations consist only of $339,000 for fiscal year 2001, which represents the lease payments through April 17, 2000.


8.   Sale of Assets and Store Closings
     ---------------------------------

     On November 1, 1999, the Company closed one of its underperforming Goldblatt's store locations in the Chicagoland area. As a result of this store closing, the Company has recorded store closing costs of approximately $231,000, which are comprised of a write-down of merchandise of approximately $100,000, a write-off of the furniture and fixtures of approximately $62,000 and operating expenses primarily for rent and insurance costs during the liquidation time period of approximately $69,000. During fiscal 1999, the Company closed one of its underperforming Goldblatt's store locations in Chicago and recorded a store closing provision of $400,000.

     As of January 29, 2000 there are no remaining liabilities related to these store closings.


9.   Pension, Profit-Sharing and Employee Benefit Plans
     --------------------------------------------------

     The Company has a defined contribution plan which substantially all non-union employees may join after completing one year and 1,000 hours of service. Annually, the Company contributes a discretionary amount determined by the Board of Directors and participants may voluntarily contribute varying percentages of their compensation.

     Approximately $108,000, $120,000 and $117,000 of expenses relating to this plan are included in the consolidated statements of operations in fiscal 2000, 1999 and 1998, respectively. The plan is qualified under provisions of the Internal Revenue Code.


10.  Stock Option Plan
     -----------------

     The Company maintains Stock Option and Stock Appreciation Rights Plans. All options under these plans vest immediately once granted. All options are exercisable for a 10-year period beginning on the date of the grant. The weighted-average remaining contractual life of options outstanding at January 29, 2000 is approximately 9.5 years.

     Information for the fiscal years ended January 31, 1998, January 30, 1999 and January 29, 2000 with respect to option activity is as follows:


                                                 Exercise           Weighted-Average
                              Number of           Price per             Exercise
Shares under Option:           Shares              Share             Price per Share
                           ------------      ---------------     --------------------

 January 25, 1997                89,167        $1.38 to 1.50                 $1.42
   Granted                       85,000             1.50                      1.50
   Expired/Canceled              (3,000)            1.50                      1.50
                           ------------

 January 31, 1998               171,167         1.38 to 1.50                  1.46
   Expired/Canceled              (9,000)            1.50                      1.50
                           ------------

 January 30, 1999               162,167         1.38 to 1.50                  1.46
   Expired/Canceled            (159,834)        1.38 to 1.50                  1.45
   Granted                      166,833              .16                       .16
   Exercised                     (1,000)             .16                       .16
                           ------------

 January 29, 2000               168,166          .16 to 1.50                   .17
                           ============

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, there is no compensation expense recognized in association with options granted at or above the market price of the stock at the date of grant. Had compensation expense for the Company's stock options been determined based on the fair market value at the grant dates consistent with the method of SFAS 123, the Company's pro forma net loss and net loss per basic and diluted share would have been approximately $2,644,000 and $2.62, respectively, for fiscal 1998. No options were granted during fiscal 1999 and the pro forma effect of the options granted during fiscal 2000 on reported net loss and loss per share would have been immaterial.

     The fair market value of options granted during fiscal 1998 was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


               Risk free interest rate          6.26%
               Expected dividend yield          0.00%
               Expected volatility factor      86.32
               Expected option term (years)        3

     The weighted-average fair value per option at the date of grant for options granted in fiscal 1998 was $.88.

     On August 24, 1999, the Company canceled substantially all of the outstanding stock options previously granted under the 1983 and 1988 Stock Option and Stock Appreciation Rights Plans, and then granted a comparable number of new stock options under the 1999 Amendment and Restatement of the 1983 and 1988 Stock Option Plans. No compensation expense was recognized at the date of grant by the Company as all options were granted at the market price of the stock on the date of the grant. However, these options will be subject to a variable plan accounting treatment on a prospective basis effective July 1, 2000, as indicated in the FASB Interpretation of Opinion 25, "Accounting for Certain Transactions Involving Stock Compensation." Pursuant to variable plan accounting, the Company will measure compensation expense at each reporting date, and the effects of applying this Interpretation of Opinion 25 cannot be estimated.


11.  Fourth Quarter Adjustments
     --------------------------

     Results of continuing operations in the fourth quarter of fiscal 2000, 1999 and 1998 were increased by year-end adjustments of approximately $258,000, $44,000 and $66,000, respectively, which related primarily to adjustments to inventory and certain miscellaneous accruals.

12.  Supplementary Information
     -------------------------

     Charges to selling, general and administrative expenses for fiscal 2000, 1999 and 1998 include the following:



                                                       2000     1999     1998
                                                       ----     ----     ----
                                                             (in thousands)

      Advertising costs                                $1,080   $1,102  $1,091
      Real estate and personal property taxes             511      751     811
     Advertising costs are expensed when incurred.

13.  Related Party Transactions
     --------------------------

     The Company purchased a certain annuity contract from a former affiliate to secure consulting payments to the chief executive officer ("Executive"), as required by the Employment Agreement and Consulting Agreement. Pursuant to the Consulting Agreement, the Executive has agreed to provide certain services to the Company for which he (or his estate) will be paid $223,000 per year for ten years. The obligations of the Company, pursuant to the Consulting Agreement, are secured by the annuity contract, pursuant to a Pledge and Security Agreement dated as of January 25, 1991. The total account value of the contract as of January 29, 2000 and January 30, 1999 is $1,408,000 and $1,522,000, respectively, and is included in other assets and designated as "restricted". During fiscal 1999, the Executive commenced providing consulting services and, as a result, the Company entered into a settlement option for a fixed payout schedule on the annuity contract. The current portion of the annuity contract is $223,000 as of January 29, 2000.

     The Company earned interest of $109,000, $95,000 and $86,000 on this annuity contract during fiscal 2000, 1999 and 1998, respectively.

     On March 17, 2000, the Compensation Committee of the Board of Directors authorized a lump-sum distribution of the full amount of this annuity contract to the Executive to fund his retirement fund.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JG INDUSTRIES, INC.

Dated:  May 25, 2000                By:  /s/William Hellman
        ------------                    -------------------
                                       William Hellman
                                       Chairman and Chief Executive Officer


                               POWER OF ATTORNEY

The undersigned directors and officers of JG Industries, Inc. do hereby constitute and appoint William Hellman and Clarence Farrar and each of them, with full power of substitution, our true and lawful attorneys-in-fact and agents to do any and all acts and things in our name and behalf in our capacities as directors and officers, and to execute any and all instruments for us and in our names in the capacities indicated below which such person may deem necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Report on Form 10-K, including specifically, but not limited to, the power and authority to sign for us, or any of us, in the capacities indicated below and any and all amendments hereto; and we do hereby ratify and confirm all that such person or persons shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ William Hellman          Chairman and Chief             Date:  May 25, 2000
----------------------       Executive Officer
William Hellman


/s/ Clifford Gutmann         Chief Financial Officer and    Date:  May 25, 2000
----------------------       Principal Accounting Officer
Clifford Gutmann

Directors:

/s/ Sheldon Collen           Director                       Date:  May 25, 2000
----------------------
Sheldon Collen

/s/ Clarence Farrar          Director and Chief             Date:  May 25, 2000
----------------------       Operating Officer
Clarence Farrar

/s/ Lionel Goldblatt         Director                       Date:  May 25, 2000
----------------------
Lionel Goldblatt

/s/ Sheldon Harris           Director                       Date:  May 25, 2000
----------------------
Sheldon Harris

/s/ William Hellman          Director                       Date:  May 25, 2000
----------------------
William Hellman

/s/ Philip Rootberg          Director                       Date:  May 25, 2000
----------------------
Philip Rootberg

/s/ Noel Goldblatt           Director                       Date:  May 25, 2000
----------------------                                             ------------
Noel Goldblatt

                               INDEX TO EXHIBITS
                               -----------------

Exhibit No.                       Description
-----------                       -----------



   2 Sale-Purchase Agreement dated February 2, 2000 by and among Goldblatt's Department Stores, Inc., JG Industries, Inc., Ames Realty II, Inc. and Ames Department Stores, Inc. (Previously filed as Annex A to the Information Statement on Schedule 14C filed on March 10, 2000 and is incorporated herein by reference.)

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

                          ----------------------------

Exhibit No.                       Description
----------                        -----------

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

   10.28 Fifteenth Amendment to Amended and Restated Employment Agreement, dated November 12, 1998, between the Company, Goldblatt's Department Stores, Inc. and William Hellman. (Previously filed as Exhibit 10.28 to the January 30, 1999 Form 10-K and is incorporated herein by reference.)

   21      List of Subsidiaries.

   24      Power of Attorney (contained on signature page hereto).

   27      Financial Data Schedule.